Form 10-Q
period 2020-03-31
Hess Midstream LP
filed 2020-05-07
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐     No ☒

18,028,308 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2020.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	March 31,	December 31,
	2020	2019
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.1	$3.3
Accounts receivable—affiliate:
From contracts with customers	106.8	87.6
Other receivables	0.3	0.3
Other current assets	3.0	4.7
Total current assets	113.2	95.9
Equity investments	110.5	107.8
Property, plant and equipment, net	3,028.7	3,010.1
Long-term receivable—affiliate	1.1	1.2
Deferred tax asset	48.1	49.8
Other noncurrent assets	12.9	12.9
Total assets	$3,314.5	$3,277.7
Liabilities
Accounts payable—trade	$37.9	$30.6
Accounts payable—affiliate	18.1	47.9
Accrued liabilities	84.3	88.7
Current maturities of long-term debt	2.5	-
Other current liabilities	3.0	8.9
Total current liabilities	145.8	176.1
Long-term debt	1,812.1	1,753.5
Other noncurrent liabilities	16.2	16.0
Total liabilities	1,974.1	1,945.6
Partners' capital
Class A shares (18,016,048 shares issued and outstanding as of March 31, 2020; 17,960,655 shares issued and outstanding as of December 31, 2019)	130.5	131.1
Class B shares (266,416,928 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	-	-
Total partners' capital	130.5	131.1
Noncontrolling interest	1,209.7	1,200.6
Accumulated other comprehensive income	0.2	0.4
Total partners' capital	1,340.4	1,332.1
Total liabilities and partners' capital	$3,314.5	$3,277.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019 (1)
(in millions, except per unit/share data)
Revenues
Affiliate services	$290.6	$189.4
Other income	0.2	0.2
Total revenues	290.8	189.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	91.9	54.3
Depreciation expense	38.5	33.6
General and administrative expenses	7.6	5.9
Total costs and expenses	138.0	93.8
Income from operations	152.8	95.8
Income from equity investments	2.7	-
Interest expense, net	24.8	15.0
Income before income tax expense (benefit)	130.7	80.8
Income tax expense (benefit)	1.7	-
Net income	129.0	80.8
Less: Net income (loss) attributable to net parent investment	-	(14.5)
Less: Net income (loss) attributable to noncontrolling interest	122.5	77.2
Net income attributable to Hess Midstream LP	6.5	18.1
Less: General partner's interest in net income	-	0.8
Limited partners' interest in net income	$6.5	$17.3

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.37
Diluted:	$0.35
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.32
Subordinated		$0.32
Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0
Diluted:	18.0
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3
Subordinated		27.3
Diluted:
Common		27.4
Subordinated		27.3
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019 (1)
(in millions)
Net income	$129.0	$80.8
Effect of hedge (gains) losses reclassified to income	(0.2)	(0.2)
Total other comprehensive income	(0.2)	(0.2)
Comprehensive income	128.8	80.6
Less: Comprehensive income (loss) attributable to net parent investment	-	(14.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	122.3	77.2
Comprehensive income attributable to Hess Midstream LP	$6.5	$18.1
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Accumulated Other Comprehensive Income	Net Parent Investment	Total (1)
(in millions)
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$1.2	$(836.0)	$1,876.1
Net income	5.3	3.4	8.6	0.8	77.2	-	(14.5)	80.8
Unit-based compensation	0.3	-	-	-	-	-	-	0.3
Distributions to unitholders - $0.3701 per unit	(6.3)	(3.8)	(10.1)	-	-	-	-	(20.2)
Distributions to general partner	-	-	-	(0.6)	-	-	0.6	-
Distributions to noncontrolling interest	-	-	-	-	(57.1)	-	57.1	-
Contributions from noncontrolling interest	-	-	-	-	55.5	-	(55.5)	-
Other comprehensive income (loss)						(0.2)	-	(0.2)
Acquisition of Hess Water Services	-	-	-	-	-	-	(225.0)	(225.0)
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$1.0	$(1,073.3)	$1,711.8
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019 (1)
(in millions)
Cash flows from operating activities
Net income	$129.0	$80.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	38.5	33.6
(Gain) loss on interest rate swaps	(0.2)	(0.2)
(Income) loss from equity investments	(2.7)	-
Amortization of deferred financing costs	1.8	1.2
Equity-based compensation expense	0.5	0.3
Deferred income tax expense (benefit)	1.7	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(19.1)	(0.1)
Other current and noncurrent assets	1.2	(0.2)
Accounts payable – trade	7.3	(4.1)
Accounts payable – affiliate	(2.8)	2.1
Accrued liabilities	(9.2)	(8.0)
Other current and noncurrent liabilities	(5.8)	(3.6)
Net cash provided by (used in) operating activities	140.2	101.8
Cash flows from investing activities
Additions to property, plant and equipment	(78.1)	(60.3)
Acquisitions from third parties, net of cash acquired	-	(89.2)
Acquisitions from Hess	-	(68.9)
Payments for equity investments	-	(7.0)
Net cash provided by (used in) investing activities	(78.1)	(225.4)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	60.0	199.0
Repayments of bank borrowings with maturities of greater than 90 days	-	(2.5)
Financing costs	(1.3)	-
Distributions to shareholders/unitholders	(7.6)	(20.2)
Distributions to noncontrolling interest	(113.4)	-
Capital distribution to Hess associated with acquisitions	-	(156.1)
Net cash provided by (used in) financing activities	(62.3)	20.2
Increase (decrease) in cash and cash equivalents	(0.2)	(103.4)
Cash and cash equivalents, beginning of period	3.3	109.3
Cash and cash equivalents, end of period	$3.1	$5.9
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$21.1	$32.9
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream LP (“the Company”) is a fee-based, growth-oriented, Delaware limited partnership formed by Hess Infrastructure Partners GP LLC (“HIP GP LLC”) and our general partner to own, operate, develop and acquire a diverse set of midstream assets and provide fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner.

On December 16, 2019, we completed the acquisition of Hess Infrastructure Partners LP (“HIP”), incentive distribution rights simplification and conversion from a master limited partnership into an “Up-C” structure (collectively, the “Restructuring”) contemplated by the partnership restructuring agreement, dated October 3, 2019, by and among the Company, Hess Midstream Operations LP (the “Partnership”) and the other parties thereto. Prior to the Restructuring, the Company and the Partnership were indirectly controlled by HIP GP LLC, the general partner of HIP. HIP was originally formed as a joint venture between Hess and GIP II Blue Holding Partnership, L.P. (“GIP” and together with Hess, the “Sponsors”).

All references to “Hess Midstream Operations LP,” “the Partnership,” “us,” “we” or similar terms, when referring to periods between April 10, 2017 (the initial public offering date) and December 16, 2019, refer to Hess Midstream Operations LP (formerly known as Hess Midstream Partners LP, the predecessor registrant to Hess Midstream LP), including its consolidated subsidiaries. All references to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms, when referring to periods subsequent to December 16, 2019, refer to Hess Midstream LP, including its consolidated subsidiaries.

Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export (see Note 13, Segments).

Note 2.  Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2020 and December 31, 2019, the consolidated results of operations for the three months ended March 31, 2020 and 2019, and consolidated cash flows for the three months ended March 31, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2019.

On December 16, 2019, we completed the acquisition of HIP, which was accounted for as a business combination of entities under common control. Accordingly, our consolidated financial statements prior to the acquisition date were retrospectively recast to include the financial results of HIP. See Note 3, Acquisitions.

We consolidate the activities of the Partnership, and prior to the Restructuring the activities of Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics Operations LP (collectively, the “Joint Interest Assets”), as variable interest entities (“VIE”) under U.S. GAAP.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership.  This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 93.7% interest in the Partnership retained by Hess and GIP. Prior to the Restructuring, our noncontrolling interest represented the 80% interest in the Joint Interest Assets retained by HIP.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model compared with the “incurred loss” model. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 3.  Acquisitions

Hess Water Services Acquisition

On March 1, 2019, HIP acquired 100% of the membership interest in Hess Water Services LLC (“Hess Water Services”) that owns Hess’ existing Bakken water services business for $225.0 million in cash. HIP funded the purchase price through a combination of cash on hand and borrowings under its revolving credit facility.

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

Hess Water Services is included in our gathering segment (see Note 13, Segments).

Tioga System Acquisition

On March 22, 2019, we acquired 100% of the membership interests of Tioga Midstream Partners LLC from Summit Midstream Partners, LP that owns oil, gas, and water gathering assets (the “Tioga System Acquisition”). The transaction was accounted for as an asset acquisition. The Tioga System, located in Williams County in western North Dakota, is complementary to our infrastructure, and is currently delivering volumes into our gathering system.

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

Hess Infrastructure Partners LP Acquisition

On December 16, 2019, the Company and the Partnership completed the Restructuring, pursuant to which the Partnership acquired all of the partnership interests in HIP from Hess and GIP, including HIP’s retained 80% economic interest in each of the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in Hess Midstream LP in a one-for-one exchange. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. As a result of the Restructuring, the Sponsors held 898,000 Class A Shares and 266,416,928 Class B Shares in the Company, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and received cash consideration of $601.8 million. Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

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

Retrospective Adjusted Information Tables

The following tables present the results of operations and cash flows for the three months ended March 31, 2019 giving effect to the acquisition of HIP. The results of HIP prior to the effective date of the acquisition are included in “Acquisition of HIP” and the consolidated results are included in “Consolidated Results” within the tables below. The Partnership, as previously reported, did not have any items of other comprehensive income during the periods presented.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations

	Three Months Ended March 31, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Revenues and other income
Affiliate services	$174.0	$15.4	$189.4
Other income	0.2	-	0.2
Total revenues and other income	174.2	15.4	189.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	41.9	12.4	54.3
Depreciation expense	32.6	1.0	33.6
General and administrative expenses	4.0	1.9	5.9
Total costs and expenses	78.5	15.3	93.8
Income from operations	95.7	0.1	95.8
Interest expense, net	0.4	14.6	15.0
Net income	95.3	(14.5)	80.8
Less: Net income (loss) attributable to net parent investment	-	(14.5)	(14.5)
Less: Net income attributable to noncontrolling interest	77.2	-	77.2
Net income attributable to Hess Midstream Partners LP	18.1	-	18.1
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.8	-	0.8
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.3	$-	$17.3
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.32	$-	$0.32
Subordinated	$0.32	$-	$0.32
Weighted average limited partner units outstanding:
Basic:
Common	27.3	-	27.3
Subordinated	27.3	-	27.3
Diluted:
Common	27.4	-	27.4
Subordinated	27.3	-	27.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Cash flows from operating activities
Net income	$95.3	$(14.5)	$80.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32.6	1.0	33.6
(Gain) loss on interest rate swaps	-	(0.2)	(0.2)
Amortization of deferred financing costs	0.3	0.9	1.2
Unit-based compensation	0.3	-	0.3
Changes in assets and liabilities:
Accounts receivable—affiliate	2.6	(2.7)	(0.1)
Other current and noncurrent assets	(0.4)	0.2	(0.2)
Accounts payable—trade	(3.4)	(0.7)	(4.1)
Accounts payable—affiliate	0.8	1.3	2.1
Accrued liabilities	1.6	(9.6)	(8.0)
Other current and noncurrent liabilities	(3.6)	-	(3.6)
Net cash provided by (used in) operating activities	126.1	(24.3)	101.8
Cash flows from investing activities
Acquisitions from third parties, net of cash acquired	(61.0)	(28.2)	(89.2)
Acquisitions from Hess	-	(68.9)	(68.9)
Payments for equity investments	(7.0)	-	(7.0)
Additions to property, plant and equipment	(59.5)	(0.8)	(60.3)
Net cash provided by (used in) investing activities	(127.5)	(97.9)	(225.4)
Cash flows from financing activities
Proceeds from (repayments of) bank borrowings - revolver	7.0	192.0	199.0
Repayments of bank borrowings - term loan	-	(2.5)	(2.5)
Distributions to unitholders	(20.2)	-	(20.2)
Distributions to general partner	(0.6)	0.6	-
Distributions to noncontrolling interest	(57.1)	57.1	-
Capital distribution to Hess associated with acquisitions	-	(156.1)	(156.1)
Contributions from noncontrolling interest	55.5	(55.5)	-
Net cash provided by (used in) financing activities	(15.4)	35.6	20.2
Net increase (decrease) in cash and cash equivalents	(16.8)	(86.6)	(103.4)
Cash and cash equivalents at beginning of period	20.3	89.0	109.3
Cash and cash equivalents at end of period	$3.5	$2.4	$5.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Related Party Transactions

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

For the three months ended March 31, 2020 and 2019, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenue from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2020	2019
(in millions)
Oil and gas gathering services	$117.4	$79.0
Water gathering and disposal services	24.2	15.4
Processing and storage services	96.8	66.3
Terminaling and export services	52.2	28.7
Total revenues from contracts with customers	$290.6	$189.4
Other income	0.2	0.2
Total revenues	$290.8	$189.6

During the three months ended March 31, 2020 and 2019, we earned $1.0 million and $2.8 million, respectively, of minimum volume shortfall fee payments.

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2020	2019
(in millions)
Rail transportation costs	23.2	7.8
Produced water trucking and disposal costs	16.6	11.7
Electricity fees	9.5	6.8
Total	$49.3	$26.3

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2020 and 2019, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019 (1)
(in millions)
Operating and maintenance expenses	$15.5	$10.6
General and administrative expenses	3.8	3.6
Total	$19.3	$14.2

LM4 Agreements

Under our gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. During the three months ended March 31, 2020, we incurred $6.4 million of expenses under the LM4 gas processing agreement, which are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, during the three months ended March 31, 2020, we recognized $2.7 million of earnings from equity investments, based on our ownership interest in LM4, as presented in our accompanying consolidated statements of operations. We did not incur any expenses under the LM4 gas processing agreement and did not have any earnings from equity investments during the three months ended March 31, 2019.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2020	December 31, 2019
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,391.5	$1,352.7
Compressors, pumping stations and terminals	22 to 25 years	745.8	725.9
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	188.7	188.6
Logistics facilities and railcars	20 to 25 years	385.7	385.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	13.1	13.0
Construction-in-progress	N/A	147.2	149.3
Total property, plant and equipment, at cost		3,962.0	3,905.0
Accumulated depreciation		(933.3)	(894.9)
Property, plant and equipment, net		$3,028.7	$3,010.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2020	December 31, 2019
(in millions)
Accrued capital expenditures	$40.6	$34.7
Accrued interest	14.2	18.7
Other accruals	29.5	35.3
Total	$84.3	$88.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Fixed‑Rate Senior Notes

As of March 31, 2020, the Partnership, Hess Midstream Operations LP, a consolidated subsidiary of the Company, had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of March 31, 2020, the Partnership had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2020, we had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year revolving credit facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.275% to 2.000%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2020, borrowings of $92.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2020, the Partnership was in compliance with these financial covenants.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

At March 31, 2020, our total debt had a carrying value of $1,814.6 million and had a fair value of approximately $1,448.7 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2020, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8.  Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit/Class A share
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019	November 4, 2019	November 13, 2019	$0.4112
Fourth Quarter 2019	February 6, 2020	February 14, 2020	$0.4258
First Quarter 2020(1)	May 4, 2020	May 14, 2020	$0.4310

(1) For more information, see Note 14, Subsequent Events.

Note 9.  Equity‑Based Compensation

Equity‑based award activity for the three months ended March 31, 2020 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2019	136,060	$21.95
Granted	175,888	10.71
Vested	(55,393)	21.73
Outstanding and unvested shares at March 31, 2020	256,555	$14.29

As of March 31, 2020, $3.1 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.3 years.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Net income	$129.0	$80.8
Less: Net income attributable to net parent investment	-	(14.5)
Less: Net income attributable to noncontrolling interest	122.5	77.2
Net income attributable to Hess Midstream LP	6.5	18.1
Less: General partner's interest in net income prior to the Restructuring	-	0.8
Limited partners' interest in net income	$6.5	$17.3
Common unitholders' interest in net income attributable to Hess Midstream LP		$8.7
Subordinated unitholders' interest in net income attributable to Hess Midstream LP		$8.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.37
Diluted:	$0.35
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.32
Subordinated		$0.32

Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0
Diluted:	18.0
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3
Subordinated		27.3
Diluted:
Common		27.4
Subordinated		27.3

For the three months ended March 31, 2020, the weighted average number of Class A shares outstanding included 52,442 dilutive restricted shares. For the three months ended March 31, 2019, the weighted average number of common units outstanding included 124,227 dilutive restricted units.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2020 and 2019.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2020, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.6 million and $2.3 million, respectively, compared with $0.7 million and $2.1 million, respectively, as of December 31, 2019.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Legal Proceedings

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

As of March 31, 2020 and December 31, 2019, we did not have material accrued liabilities for legal contingencies.  Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Note 13.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non-cash, non‑recurring items, if applicable.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2020
Revenues and other income	$141.6	$97.0	$52.2	$-	$290.8
Net income (loss)	75.9	62.7	20.7	(30.3)	129.0
Net income (loss) attributable to Hess Midstream LP	4.8	4.0	1.3	(3.6)	6.5
Depreciation expense	23.3	11.2	4.0	-	38.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	24.8	24.8
Income tax expense	-	-	-	1.7	1.7
Adjusted EBITDA	99.2	75.2	24.7	(3.8)	195.3
Capital expenditures	15.8	41.1	0.1	-	57.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2019
Revenues and other income	$94.4	$66.5	$28.7	$-	$189.6
Net income (loss)	44.2	41.1	12.8	(17.3)	80.8
Net income (loss) attributable to Hess Midstream LP	8.6	8.6	2.5	(1.6)	18.1
Depreciation expense	18.4	11.2	4.0	-	33.6
Interest expense, net	-	-	-	15.0	15.0
Adjusted EBITDA	62.6	52.3	16.8	(2.3)	129.4
Capital expenditures	125.8	1.1	(0.3)	-	126.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	March 31, 2020	December 31, 2019
(in millions)
Gathering	$1,846.5	$1,844.9
Processing and Storage(1)	1,092.2	1,055.1
Terminaling and Export	311.7	310.7
Interest and Other	64.1	67.0
Total assets	$3,314.5	$3,277.7
(1)	Includes $110.5 million of investment in equity investees.

Note 14.  Subsequent Events

On April 23, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.4310 per Class A share for the quarter ended March 31, 2020, an increase of 1.2% compared with the quarter ended March 31, 2019. The distribution will be payable on May 14, 2020, to shareholders of record as of the close of business on May 4, 2020.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2019 (our “2019 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream Operations LP,” “the Partnership,” “us,” “we” or similar terms, when referring to periods between April 10, 2017 and December 16, 2019, refer to Hess Midstream Operations LP (formerly known as Hess Midstream Partners LP, the predecessor registrant to Hess Midstream LP), including its consolidated subsidiaries. All references to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms, when referring to periods subsequent to December 16, 2019, refer to Hess Midstream LP, including its consolidated subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2019 Annual Report.

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

In 2019, we announced plans to expand natural gas processing capacity at the Tioga Gas Plant by 150 MMcf/d for total processing capacity of 400 MMcf/d for expected capital expenditures of approximately $150 million. The expansion is progressing to plan and is on schedule to be in service by mid-2021.

On December 16, 2019, the Company and the Partnership completed the transactions (the “Restructuring”) contemplated by the Partnership Restructuring Agreement, dated October 3, 2019, by and among the Company, the Partnership and the other parties thereto. As a result of the Restructuring, the Company was delegated control of the Partnership and replaced the Partnership as its publicly traded successor. Prior to the Restructuring, the Company and the Partnership were indirectly controlled by HIP GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed as a joint venture between Hess and GIP II Blue Holding Partnership, L.P. (“GIP” and together with Hess, the “Sponsors”) and owned an 80% economic interest in certain of the Partnership’s existing assets (the “Joint Interest Assets”), a 100% interest in certain other businesses, including Hess Water Services LLC (“Hess Water Services”) and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights and the general partner interest in the Partnership, and controlled the Partnership.

Pursuant to the Restructuring, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A shares (“Class A Shares”) in Hess Midstream LP in a one-for-one exchange. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares and 266,416,928 Class B Shares in the Company, 266,416,928 Class B units representing noncontrolling limited partner interests in the Partnership and received aggregate cash consideration of $601.8 million.

The acquisition of HIP by the Partnership, including its 80% economic interest in the Joint Interest Assets and 100% interest in Hess Water Services, was accounted for as an acquisition of a business under common control. Accordingly, our consolidated financial statements prior to the acquisition date of December 16, 2019 were retrospectively recast to include the financial results of HIP.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

Our Response to Global Pandemic and Market Conditions

The coronavirus (“COVID-19”) pandemic continues to have a profound impact on society and industry. The Company’s first priority in the midst of the COVID-19 pandemic has been the health and safety of the Company’s workforce and local communities. A multidisciplinary emergency response team has been established in coordination with Hess that has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies.  The Company and Hess have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at work sites wherever this can be done safely, and remote working arrangements for office workers.

In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil.  In response to the resulting sharp decline in oil prices, Hess announced a reduction in its rig count in the Bakken from 6 rigs to 1 rig by end of May 2020. In addition, third parties in the Bakken have also started to curtail production and reduce drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. See “Other Factors Expected to Significantly Affect Our Future Results.”

Consistent with Hess’ expected reduced activity and our focus on preserving balance sheet strength, in March 2020 we announced a 20% reduction to our 2020 expansion capital program, primarily due to fewer expected well connects and the deferral or cancellation of certain gas compression activities, and a 55% reduction to our 2021 expansion capital program. In order to preserve long-term sustainability and financial strength, we also lowered our targeted annualized distribution growth rate per share from 15% to 5% and extended growth through 2022.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2020 included:

•	Implemented COVID-19 plans and precautions to protect the health and safety of our workforce and the communities where we operate and maintain business continuity;
•	Consolidated net income of $129.0 million;
•	Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $6.5 million, or $0.37 per Class A share;
•	Net cash provided by operating activities of $140.2 million;
•	Adjusted EBITDA of $195.3 million;
•	Distributable cash flow of $170.3 million;
•	Free cash flow of $138.3 million;
•	Cash distribution of $0.4310 per Class A share, declared on April 23, 2020;
•

Compared with the prior‑year quarter, throughput volumes increased 36% for gas processing, 35% for gas gathering, 34% for crude oil gathering, 34% for crude oil terminaling and 64% for water gathering driven by Hess Corporation’s higher production and completion of the ramp-up of the Little Missouri 4 gas processing plant.

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long‑term, fee‑based commercial agreements with Hess dated effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas, NGLs and produced water that we handle at our gathering, processing, terminaling, storage facilities and disposal facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;
•	increase throughput volumes at our Ramberg Terminal Facility, Tioga Rail Terminal and the Johnson’s Corner Header System by interconnecting with new or existing third‑party gathering pipelines; and
•	increase gas throughput volumes by interconnecting with new or existing third‑party gathering pipelines.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Adjusted EBITDA, Free Cash Flow and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash, non‑recurring items, if applicable. We define free cash flow as Adjusted EBITDA less capital expenditures, excluding acquisition capital expenditures. We use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA less net interest, excluding amortization of deferred financing costs, cash paid for federal and state income taxes and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of operations for the three months ended March 31, 2020 and 2019 are presented below (in millions, unless otherwise noted). The financial information for 2019 has been retrospectively adjusted for the acquisition of HIP. See Note 3. Acquisitions in Item 1. Financial Statements.

For the Three Months Ended March 31, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$141.6	$96.8	$52.2	$-	$290.6
Other income	-	0.2	-	-	0.2
Total revenues	141.6	97.0	52.2	-	290.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	40.4	24.2	27.3	-	91.9
Depreciation expense	23.3	11.2	4.0	-	38.5
General and administrative expenses	2.0	1.6	0.2	3.8	7.6
Total costs and expenses	65.7	37.0	31.5	3.8	138.0
Income (loss) from operations	75.9	60.0	20.7	(3.8)	152.8
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	24.8	24.8
Income (loss) before income tax expense (benefit)	75.9	62.7	20.7	(28.6)	130.7
Income tax expense (benefit)	-	-	-	1.7	1.7
Net income (loss)	75.9	62.7	20.7	(30.3)	129.0
Less: Net income (loss) attributable to noncontrolling interest	71.1	58.7	19.4	(26.7)	122.5
Net income (loss) attributable to Hess Midstream LP	$4.8	$4.0	$1.3	$(3.6)	$6.5

Throughput volumes
Gas gathering (MMcf/d)(1)	336				336
Crude oil gathering (MBbl/d)(2)	150				150
Gas processing (MMcf/d)(1)		322			322
Crude oil terminaling (MBbl/d)(2)			163		163
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	54				54

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$94.4	$66.3	$28.7	$-	$189.4
Other income	-	0.2	-	-	0.2
Total revenues	94.4	66.5	28.7	-	189.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	29.5	13.1	11.7	-	54.3
Depreciation expense	18.4	11.2	4.0	-	33.6
General and administrative expenses	2.3	1.1	0.2	2.3	5.9
Total costs and expenses	50.2	25.4	15.9	2.3	93.8
Income (loss) from operations	44.2	41.1	12.8	(2.3)	95.8
Interest expense, net	-	-	-	15.0	15.0
Net Income (loss)	44.2	41.1	12.8	(17.3)	80.8
Less: Net income (loss) attributable to net parent investment	1.2	-	-	(15.7)	(14.5)
Less: Net income (loss) attributable to noncontrolling interest	34.4	32.5	10.3	-	77.2
Net income (loss) attributable to Hess Midstream Partners LP	$8.6	$8.6	$2.5	$(1.6)	$18.1

Throughput volumes
Gas gathering (MMcf/d)(1)	249				249
Crude oil gathering (MBbl/d)(2)	112				112
Gas processing (MMcf/d)(1)		237			237
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	33				33
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $47.2 million in the first quarter of 2020 compared to the first quarter of 2019, of which $18.1 million is attributable to higher gas gathering and compression volumes and $6.7 million is attributable to higher crude oil gathering volumes driven by higher Hess production and additional third-party volumes contracted with Hess and delivered to us. In addition, $11.6 million of the increase in revenues is attributable to higher tariff rates, $4.9 million is attributable to higher produced water pass-through trucking and disposal fees and $2.0 million is attributable to pass-through electricity fees. The remaining $3.9 million of the increase is primarily attributable to higher water services revenue. Operating and maintenance expenses increased $10.9 million, of which $4.9 million is attributable to higher produced water pass-through trucking and disposal costs, $4.0 million is attributable to higher maintenance costs on our expanded infrastructure, including employee costs, and $2.0 million is attributable to higher pass-through electricity costs due to additional compressors coming online. Depreciation expense increased $4.9 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service.

Processing and Storage

Revenues and other income increased $30.5 million in the first quarter of 2020 compared to the first quarter of 2019, of which $22.4 million is attributable to higher volumes in connection with the completion of the LM4 ramp-up and $7.4 million is attributable to higher tariff rates. The remaining $0.7 million of the increase is attributable to higher pass-through electricity fees.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses increased $11.1 million, of which $6.4 million is attributable to higher LM4 processing fees, $4.0 million is attributable to higher maintenance costs, including employee costs, and $0.7 million is attributable to higher pass-through electricity costs.

Terminaling and Export

Revenues and other income increased $23.5 million in the first quarter of 2020 compared to the first quarter of 2019, of which $15.4 million is attributable to higher rail transportation pass‑through revenues. In addition, $5.3 million is attributable to higher throughput volumes at our terminals, driven by higher Hess production and additional third‑party volumes contracted with Hess and delivered to us. The remaining $2.8 million of the increase in 2020 compared to 2019 is attributable to higher tariff rates. Operating and maintenance expenses increased $15.6 million primarily attributable to higher rail transportation pass-through costs.

Interest and Other

General and administrative expenses increased $1.5 million in the first quarter of 2020 compared to the first quarter of 2019 due to higher professional fees. Interest expense, net of interest income, increased $9.8 million in these same periods primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense of $1.7 million in 2020 is the result of being a separate taxable entity.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In March 2020, as a result of the sharp decline in crude oil prices, Hess announced a reduction of its rig count from 6 rigs to 1 rig in the Bakken, which is expected to be completed by the end of May 2020. In addition, third parties in the Bakken have also started to curtail production and reduce drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels.

The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’ exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’ control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. During the first quarter of 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the COVID-19 global pandemic. Sustained periods of low prices for oil and natural gas could materially and adversely affect the quantities of oil and natural gas that Hess can economically produce. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. While the initial term of our commercial agreements provides for an annual fee recalculation mechanism to target a return on capital deployed, the secondary term of our commercial agreements changes to an inflation-based fixed fee structure with minimum volume commitments continuing through the second term, which may provide greater exposure to price volatility. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA, free cash flow and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

PART I – FINANCIAL INFORMATION (CONT’D)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$129.0	$80.8
Plus:
Depreciation expense	38.5	33.6
Proportional share of equity affiliates' depreciation	1.3	-
Interest expense, net	24.8	15.0
Income tax expense (benefit)	1.7	-
Adjusted EBITDA	$195.3	$129.4
Less:
Interest, net	23.3
Maintenance capital expenditures	1.7
Distributable cash flow	$170.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment		104.4
Cash interest paid, net		0.2
Maintenance capital expenditures, net		0.1
Distributable cash flow, as previously reported(1)		$24.7

Reconciliation of Adjusted EBITDA, Free Cash Flow and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$140.2	$101.8
Changes in assets and liabilities	28.4	13.9
Amortization of deferred financing costs	(1.8)	(1.2)
Proportional share of equity affiliates' depreciation	1.3	-
Interest expense, net	24.8	15.0
Earnings from equity investments	2.7	-
Other	(0.3)	(0.1)
Adjusted EBITDA	$195.3	$129.4
Less:
Interest, net	23.3
Maintenance capital expenditures	1.7
Distributable cash flow	$170.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring		104.4
Cash interest paid, net		0.2
Maintenance capital expenditures, net		0.1
Distributable cash flow, as previously reported(1)		$24.7

Adjusted EBITDA	195.3	129.4
Less:
Capital expenditures	57.0	34.4
Free cash flow	$138.3	$95.0

(1) Distributable cash flow prior to the Restructuring is calculated net of any amounts attributable to noncontrolling interest. Subsequent to the Restructuring, we will generally make cash distributions to holders of Class A Shares and to holders of noncontrolling interest pro rata. Therefore, distributable cash flow subsequent to the Restructuring includes amounts attributable to noncontrolling interest.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of additional debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 23, 2020, we declared a quarterly cash distribution of $0.4310 per Class A share, to be paid on May 14, 2020 to shareholders of record on May 4, 2020.

Fixed‑Rate Senior Notes

As of March 31, 2020, we had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of March 31, 2020, we had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2020, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2020, borrowings of $92.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2020, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $38.4 million for the first three months of 2020 compared to the same period in 2019. The change in operating cash flows resulted from an increase in revenues and other income of $101.2 million offset by an increase in expenses other than depreciation, amortization and equity‑based compensation of $48.3 million and a decrease in cash provided by changes in working capital of $14.5 million.

Investing Activities. Cash flows used in investing activities decreased $147.3 million for the first three months of 2020 compared to the same period in 2019. The decrease in investing cash outflows resulted from our previous acquisition of Summit Midstream Partners’ Tioga Gathering System for $89.2 million, our previous acquisition of Hess Water Services for $225.0 million, of which $68.9 million was included in cash outflows from investing activities, and lower payments for our investment in the LM4 joint venture of $7.0 million, partially offset by an increase in payments for capital expenditures of $17.8 million.

Financing Activities. Cash flows provided by financing activities decreased $82.5 million for the first three months of 2020 compared to the same period in 2019 due to a decrease in borrowings of $137.8 million, and an increase in distributions to shareholders and noncontrolling interest of $100.8 million. The remaining change resulted from our previous acquisition of Hess Water Services for $225.0 million, as described above, of which $156.1 million was included in the cash outflows from financing activities as a distribution to Hess.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2020	2019
(in millions)
Expansion capital expenditures	$55.3	$26.5
Maintenance capital expenditures	1.7	0.9
Total capital expenditures	57.0	27.4
(Increase) decrease in related liabilities	21.1	32.9
Additions to property, plant and equipment	$78.1	$60.3

PART I – FINANCIAL INFORMATION (CONT’D)

Capital expenditures in 2020 are primarily attributable to civil construction and fabrication activities for the planned expansion of the Tioga Gas Plant.

Cautionary Note Regarding Forward-looking Information

This Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our projected budget and capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance; and future economic and market conditions in the oil and gas industry.

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•	the direct and indirect effects of the COVID-19 global pandemic and other public health developments on our business and those of our business partners, suppliers and customers, including Hess;
•

the ability of Hess and other parties to satisfy their obligations to us, including Hess’ ability to meet its drilling and development plans on a timely basis or at all and the operation of joint ventures that we may not control;

•	our ability to generate sufficient cash flow to pay current and expected levels of distributions;
•	reductions in the volumes of crude oil, natural gas, NGLs and produced water we gather, process, terminal or store;
•	fluctuations in the prices and demand for crude oil, natural gas and NGLs, including as a result of the COVID-19 global pandemic;
•	changes in global economic conditions and the effects of a global economic downturn on our business and the business of our suppliers, customers, business partners and lenders;
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
•

other factors described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A—Risk Factors in our Annual Report on Form 10-K, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2020, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2020, our total debt had a carrying value of $1,814.6 million and a fair value of approximately $1,448.7 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $82.7 million or $93.2 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4.	Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2020, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2020.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except as set forth and as supplemented below:

Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic or other similar public health developments and the recent reduced demand for oil and natural gas.

The COVID-19 global pandemic and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, has resulted in a significant and swift reduction in U.S. economic activity. As a result of the COVID-19 pandemic, our operations, and those of our business partners, suppliers and customers, including Hess, have experienced and may continue to experience adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures. We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. To the extent we or our business partners, suppliers or customers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects could be adversely affected.

The timeline and potential magnitude of the COVID-19 pandemic is currently unknown. In addition to the global health concerns of COVID-19, the pandemic has negatively affected the United States and global economy and severely adversely impacted demand for oil and natural gas. The continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term. In addition, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGLs that we gather, process and terminal for Hess and other third-party producers. In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them. In addition, we may face an increased risk of changes in the regulation related to our business, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand by our customers for our services. We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. The current environment may make it more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.

As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect our operating results is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019.

PART II – OTHER INFORMATION (CONT’D)

Item 6.	Exhibits
a.	Exhibits
	10.1#	Form of Phantom Unit Agreement
	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	32.2	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101(SCH)	Inline XBRL Taxonomy Extension Schema Document
	101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101(LAB)	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESS MIDSTREAM LP (Registrant)

By: HESS MIDSTREAM GP LP, its General Partner

By: HESS MIDSTREAM GP LLC, its General Partner

By	/s/ John B. Hess
John B. Hess
Chairman of the Board of Directors and Chief Executive Officer

By	/s/ Jonathan C. Stein
Jonathan C. Stein
Chief Financial Officer

Date: May 7, 2020