Form 10-Q
period 2020-06-30
Hess Midstream LP
filed 2020-08-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

18,028,308 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2020.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	June 30,	December 31,
	2020	2019
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.5	$3.3
Accounts receivable—affiliate:
From contracts with customers	84.6	87.6
Other receivables	0.3	0.3
Other current assets	0.5	4.7
Total current assets	87.9	95.9
Equity investments	107.6	107.8
Property, plant and equipment, net	3,068.6	3,010.1
Long-term receivable—affiliate	1.1	1.2
Deferred tax asset	46.4	49.8
Other noncurrent assets	12.0	12.9
Total assets	$3,323.6	$3,277.7
Liabilities
Accounts payable—trade	$36.4	$30.6
Accounts payable—affiliate	21.9	47.9
Accrued liabilities	89.3	88.7
Current maturities of long-term debt	5.0	-
Other current liabilities	5.2	8.9
Total current liabilities	157.8	176.1
Long-term debt	1,822.7	1,753.5
Other noncurrent liabilities	15.9	16.0
Total liabilities	1,996.4	1,945.6
Partners' capital
Class A shares (18,028,308 shares issued and outstanding as of June 30, 2020; 17,960,655 shares issued and outstanding as of December 31, 2019)	128.2	131.1
Class B shares (266,416,928 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	-	-
Total partners' capital	128.2	131.1
Noncontrolling interest	1,199.0	1,200.6
Accumulated other comprehensive income	-	0.4
Total partners' capital	1,327.2	1,332.1
Total liabilities and partners' capital	$3,323.6	$3,277.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
(in millions, except per unit/share data)
Revenues
Affiliate services	$269.8	$190.2	$560.4	$379.6
Other income	-	0.1	0.2	0.3
Total revenues	269.8	190.3	560.6	379.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	95.0	57.9	186.9	112.2
Depreciation expense	38.9	35.4	77.4	69.0
General and administrative expenses	4.1	5.8	11.7	11.7
Total costs and expenses	138.0	99.1	276.0	192.9
Income from operations	131.8	91.2	284.6	187.0
Income from equity investments	0.9	-	3.6	-
Interest expense, net	23.3	16.8	48.1	31.8
Gain on sale of property, plant and equipment	0.1	-	0.1	-
Income before income tax expense (benefit)	109.5	74.4	240.2	155.2
Income tax expense (benefit)	1.7	-	3.4	-
Net income	107.8	74.4	236.8	155.2
Less: Net income (loss) attributable to net parent investment	-	(16.5)	-	(31.0)
Less: Net income (loss) attributable to noncontrolling interest	102.5	74.1	225.0	151.3
Net income attributable to Hess Midstream LP	5.3	16.8	11.8	34.9
Less: General partner's interest in net income	-	1.0	-	1.8
Limited partners' interest in net income	$5.3	$15.8	$11.8	$33.1

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.29		$0.66
Diluted:	$0.29		$0.64
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.29		$0.61
Subordinated		$0.29		$0.61
Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0		18.0
Diluted:	18.1		18.1
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3		27.3
Subordinated		27.3		27.3
Diluted:
Common		27.5		27.5
Subordinated		27.3		27.3
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
(in millions)
Net income	$107.8	$74.4	$236.8	$155.2
Effect of hedge (gains) losses reclassified to income	(0.2)	(0.2)	(0.4)	(0.4)
Total other comprehensive income	(0.2)	(0.2)	(0.4)	(0.4)
Comprehensive income	107.6	74.2	236.4	154.8
Less: Comprehensive income (loss) attributable to net parent investment	-	(16.7)	-	(31.4)
Less: Comprehensive income (loss) attributable to noncontrolling interest	102.3	74.1	224.6	151.3
Comprehensive income attributable to Hess Midstream LP	$5.3	$16.8	$11.8	$34.9
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4
Net income	5.3	-	102.5	-	107.8
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4310 per share	(7.9)	-	(114.8)	-	(122.7)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Hess Water Services Acquisition Final Settlement	-	-	1.6	-	1.6
Balance at June 30, 2020	$128.2	$-	$1,199.0	$-	$1,327.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Accumulated Other Comprehensive Income	Net Parent Investment	Total (1)
(in millions)
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$1.2	$(836.0)	$1,876.1
Net income	5.3	3.4	8.6	0.8	77.2	-	(14.5)	80.8
Unit-based compensation	0.3	-	-	-	-	-	-	0.3
Distributions to unitholders - $0.3701 per unit	(6.3)	(3.8)	(10.1)	-	-	-	-	(20.2)
Distributions to general partner	-	-	-	(0.6)	-	-	0.6	-
Distributions to noncontrolling interest	-	-	-	-	(57.1)	-	57.1	-
Contributions from noncontrolling interest	-	-	-	-	55.5	-	(55.5)	-
Other comprehensive income (loss)						(0.2)	-	(0.2)
Acquisition of Hess Water Services	-	-	-	-	-	-	(225.0)	(225.0)
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$1.0	$(1,073.3)	$1,711.8
Net income	4.9	3.0	7.9	1.0	74.1	-	(16.5)	74.4
Unit-based compensation	0.3	-	-	-	-	-	-	0.3
Distributions to unitholders - $0.3833 per unit	(6.5)	(4.0)	(10.5)	-	-	-	-	(21.0)
Distributions to general partner	-	-	-	(0.8)	-	-	0.8	-
Distributions to noncontrolling interest	-	-	-	-	(49.0)	-	49.0	-
Contributions from noncontrolling interest	-	-	-	-	12.8	-	(12.8)	-
Other comprehensive income (loss)						(0.2)	-	(0.2)
Balance at June 30, 2019	$355.1	$38.1	$101.2	$15.3	$2,307.6	$0.8	$(1,052.8)	$1,765.3
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019 (1)
(in millions)
Cash flows from operating activities
Net income	$236.8	$155.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	77.4	69.0
(Gain) loss on sale of property, plant and equipment	(0.1)	-
(Gain) loss on interest rate swaps	(0.4)	(0.4)
(Income) loss from equity investments	(3.6)	-
Distributions from equity investments	3.8	-
Amortization of deferred financing costs	3.5	2.5
Equity-based compensation expense	0.8	0.6
Deferred income tax expense (benefit)	3.4	-
Changes in assets and liabilities:
Accounts receivable – affiliate	3.1	-
Other current and noncurrent assets	4.0	2.3
Accounts payable – trade	5.8	12.1
Accounts payable – affiliate	(3.0)	9.3
Accrued liabilities	(10.0)	2.6
Other current and noncurrent liabilities	(3.9)	(2.2)
Net cash provided by (used in) operating activities	317.6	251.0
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	0.1	-
Additions to property, plant and equipment	(147.1)	(120.2)
Acquisitions from third parties, net of cash acquired	-	(89.2)
Acquisitions from Hess	-	(68.9)
Payments for equity investments	-	(23.0)
Net cash provided by (used in) investing activities	(147.0)	(301.3)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	72.0	160.0
Repayments of bank borrowings with maturities of greater than 90 days	-	(5.0)
Financing costs	(1.3)	-
Distributions to shareholders/unitholders	(15.5)	(41.2)
Distributions to noncontrolling interest	(228.2)	-
Hess Water Services Acquisition Final Settlement	1.6	-
Capital distribution to Hess associated with acquisitions	-	(156.1)
Net cash provided by (used in) financing activities	(171.4)	(42.3)
Increase (decrease) in cash and cash equivalents	(0.8)	(92.6)
Cash and cash equivalents, beginning of period	3.3	109.3
Cash and cash equivalents, end of period	$2.5	$16.7
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$11.3	$23.6
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

Note 2.  Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2020 and December 31, 2019, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and consolidated cash flows for the six months ended June 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

The transaction was accounted for as an acquisition of a business between entities under common control, and therefore, the related acquired assets and liabilities were transferred at Hess’ historical carrying value. We recognized $156.1 million of consideration in excess of the book value of net assets acquired as a capital distribution to Hess, which is reflected within Net parent investment in the accompanying consolidated statements of changes in partners’ capital. In May 2020, we received $1.6 million from Hess as part of the final purchase price settlement, which is reflected within Noncontrolling interest in the accompanying consolidated statements of changes in partners’ capital.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Retrospective Adjusted Information Tables

The following tables present the results of operations for the three and six months ended June 30, 2019 and cash flows for the six months ended June 30, 2019 giving effect to the acquisition of HIP. The results of HIP prior to the effective date of the acquisition are included in “Acquisition of HIP” and the consolidated results are included in “Consolidated Results” within the tables below. The Partnership, as previously reported, did not have any items of other comprehensive income during the periods presented.

Consolidated Statement of Operations

	Three Months Ended June 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Revenues and other income
Affiliate services	$172.7	$17.5	$190.2
Other income	0.1	-	0.1
Total revenues and other income	172.8	17.5	190.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	43.6	14.3	57.9
Depreciation expense	34.0	1.4	35.4
General and administrative expenses	3.7	2.1	5.8
Total costs and expenses	81.3	17.8	99.1
Income from operations	91.5	(0.3)	91.2
Interest expense, net	0.6	16.2	16.8
Net income	90.9	(16.5)	74.4
Less: Net income (loss) attributable to net parent investment	-	(16.5)	(16.5)
Less: Net income attributable to noncontrolling interest	74.1	-	74.1
Net income attributable to Hess Midstream Partners LP	16.8	-	16.8
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.0	-	1.0
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$15.8	$-	$15.8
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.29	$-	$0.29
Subordinated	$0.29	$-	$0.29
Weighted average limited partner units outstanding:
Basic:
Common	27.3	-	27.3
Subordinated	27.3	-	27.3
Diluted:
Common	27.5	-	27.5
Subordinated	27.3	-	27.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Revenues and other income
Affiliate services	$346.7	$32.9	$379.6
Other income	0.3	-	0.3
Total revenues and other income	347.0	32.9	379.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	85.5	26.7	112.2
Depreciation expense	66.6	2.4	69.0
General and administrative expenses	7.7	4.0	11.7
Total costs and expenses	159.8	33.1	192.9
Income from operations	187.2	(0.2)	187.0
Interest expense, net	1.0	30.8	31.8
Net income	186.2	(31.0)	155.2
Less: Net income (loss) attributable to net parent investment	-	(31.0)	(31.0)
Less: Net income attributable to noncontrolling interest	151.3	-	151.3
Net income attributable to Hess Midstream Partners LP	34.9	-	34.9
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.8	-	1.8
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$33.1	$-	$33.1
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.61	$-	$0.61
Subordinated	$0.61	$-	$0.61
Weighted average limited partner units outstanding:
Basic:
Common	27.3	-	27.3
Subordinated	27.3	-	27.3
Diluted:
Common	27.5	-	27.5
Subordinated	27.3	-	27.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Cash flows from operating activities
Net income	$186.2	$(31.0)	$155.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	66.6	2.4	69.0
(Gain) loss on interest rate swaps	-	(0.4)	(0.4)
Amortization of deferred financing costs	0.6	1.9	2.5
Equity-based compensation	0.6	-	0.6
Changes in assets and liabilities:
Accounts receivable—affiliate	3.0	(3.0)	-
Other current and noncurrent assets	1.7	0.6	2.3
Accounts payable—trade	10.9	1.2	12.1
Accounts payable—affiliate	5.7	3.6	9.3
Accrued liabilities	1.1	1.5	2.6
Other current and noncurrent liabilities	(2.0)	(0.2)	(2.2)
Net cash provided by (used in) operating activities	274.4	(23.4)	251.0
Cash flows from investing activities
Acquisitions from third parties, net of cash acquired	(61.0)	(28.2)	(89.2)
Acquisitions from Hess	-	(68.9)	(68.9)
Payments for equity investments	(23.0)	-	(23.0)
Additions to property, plant and equipment	(115.4)	(4.8)	(120.2)
Net cash provided by (used in) investing activities	(199.4)	(101.9)	(301.3)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	-	160.0	160.0
Repayments of bank borrowings with maturities of greater than 90 days	-	(5.0)	(5.0)
Distributions to unitholders	(41.2)	-	(41.2)
Distributions to general partner	(1.4)	1.4	-
Distributions to noncontrolling interest	(106.1)	106.1	-
Capital distribution to Hess associated with acquisitions	-	(156.1)	(156.1)
Contributions from noncontrolling interest	68.3	(68.3)	-
Net cash provided by (used in) financing activities	(80.4)	38.1	(42.3)
Net increase (decrease) in cash and cash equivalents	(5.4)	(87.2)	(92.6)
Cash and cash equivalents at beginning of period	20.3	89.0	109.3
Cash and cash equivalents at end of period	$14.9	$1.8	$16.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Related Party Transactions

Commercial Agreements

Effective January 1, 2014, we entered into long-term fee-based (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, and (v) terminal and export services agreements with certain subsidiaries of Hess. Effective January 1, 2019, in connection with the Hess Water Services Acquisition, we entered into long-term fee-based water services agreements with certain subsidiaries of Hess. Under our commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading, transportation and produced water disposal services to Hess, for which we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. These agreements also include inflation escalators and fee recalculation mechanisms that allow fees to be adjusted annually.

For the three and six months ended June 30, 2020 and 2019, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in millions)
Oil and gas gathering services	$113.1	$80.2	$230.5	$159.2
Water gathering and disposal services	23.3	17.5	47.5	32.9
Processing and storage services	86.8	67.5	183.6	133.8
Terminaling and export services	46.6	25.0	98.8	53.7
Total revenues from contracts with customers	$269.8	$190.2	$560.4	$379.6
Other income	-	0.1	0.2	0.3
Total revenues	$269.8	$190.3	$560.6	$379.9

During the three and six months ended June 30, 2020, we earned $3.1 million and $4.1 million, respectively, of minimum volume shortfall fee payments, compared with $0.7 million and $3.5 million for the three and six months ended June 30, 2019, respectively.

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in millions)
Rail transportation costs	21.1	4.3	44.3	12.1
Produced water trucking and disposal costs	15.0	14.0	31.6	25.7
Electricity fees	9.9	8.1	19.4	14.9
Total	$46.0	$26.4	$95.3	$52.7

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2020 and 2019, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in millions)
Operating and maintenance expenses	$15.3	$12.3	$30.8	$22.9
General and administrative expenses	3.5	3.2	7.3	6.8
Total	$18.8	$15.5	$38.1	$29.7

LM4 Agreements

Under our gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. During the three and six months ended June 30, 2020, we incurred $5.0 million and $11.4 million, respectively, of expenses under the LM4 gas processing agreement, which are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, during the three and six months ended June 30, 2020, we recognized $0.9 million and $3.6 million, respectively, of earnings from equity investments, based on our ownership interest in LM4, as presented in our accompanying consolidated statements of operations, and received $3.8 million of distributions, as presented in our accompanying consolidated statements of cash flows. We did not incur any expenses under the LM4 gas processing agreement and did not have any earnings from equity investments during the three and six months ended June 30, 2019.
Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2020	December 31, 2019
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,428.8	$1,352.7
Compressors, pumping stations and terminals	22 to 25 years	746.4	725.9
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	188.7	188.6
Logistics facilities and railcars	20 to 25 years	385.8	385.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	13.1	13.0
Construction-in-progress	N/A	187.9	149.3
Total property, plant and equipment, at cost		4,040.8	3,905.0
Accumulated depreciation		(972.2)	(894.9)
Property, plant and equipment, net		$3,068.6	$3,010.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2020	December 31, 2019
(in millions)
Accrued capital expenditures	$46.4	$34.7
Accrued interest	18.1	18.7
Other accruals	24.8	35.3
Total	$89.3	$88.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Fixed‑Rate Senior Notes

As of June 30, 2020, the Partnership had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of June 30, 2020, the Partnership had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2020, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2020, borrowings of $104.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2020, the Partnership was in compliance with these financial covenants.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

At June 30, 2020, our total debt had a carrying value of $1,827.7 million and had a fair value of approximately $1,820.5 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2020, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8.  Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit/Class A share
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019	November 4, 2019	November 13, 2019	$0.4112
Fourth Quarter 2019	February 6, 2020	February 14, 2020	$0.4258
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020(1)	August 6, 2020	August 14, 2020	$0.4363

(1) For more information, see Note 14, Subsequent Events.

Note 9.  Equity‑Based Compensation

Equity‑based award activity for the six months ended June 30, 2020 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2019	136,060	$21.95
Granted	175,888	10.71
Forfeited	(3,554)	16.65
Vested	(67,653)	21.96
Outstanding and unvested shares at June 30, 2020	240,741	$13.81

As of June 30, 2020, $2.6 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.1 years.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net income	$107.8	$74.4	$236.8	$155.2
Less: Net income attributable to net parent investment	-	(16.5)	-	(31.0)
Less: Net income attributable to noncontrolling interest	102.5	74.1	225.0	151.3
Net income attributable to Hess Midstream LP	5.3	16.8	11.8	34.9
Less: General partner's interest in net income prior to the Restructuring	-	1.0	-	1.8
Limited partners' interest in net income	$5.3	$15.8	$11.8	$33.1
Common unitholders' interest in net income attributable to Hess Midstream LP		$7.9		$16.6
Subordinated unitholders' interest in net income attributable to Hess Midstream LP		$7.9		$16.5
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.29		$0.66
Diluted:	$0.29		$0.64
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.29		$0.61
Subordinated		$0.29		$0.61

Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0		18.0
Diluted:	18.1		18.1
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3		27.3
Subordinated		27.3		27.3
Diluted:
Common		27.5		27.5
Subordinated		27.3		27.3

For the three and six and months ended June 30, 2020, the weighted average number of Class A shares outstanding included 77,845 and 65,144 dilutive restricted shares, respectively. For the three and six months ended June 30, 2019, the weighted average number of common units outstanding included 140,757 and 132,492 dilutive restricted units, respectively.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2020 and 2019.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2020, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.5 million and $2.3 million, respectively, compared with $0.7 million and $2.1 million, respectively, as of December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Note 13.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non-cash, non‑recurring items, if applicable.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2020
Revenues and other income	$136.4	$86.8	$46.6	$-	$269.8
Net income (loss)	71.7	45.8	15.9	(25.6)	107.8
Net income (loss) attributable to Hess Midstream LP	4.6	2.8	1.0	(3.1)	5.3
Depreciation expense	23.7	11.2	4.0	-	38.9
Proportional share of equity affiliates' depreciation	-	1.2	-	-	1.2
Income from equity investments	-	0.9	-	-	0.9
Interest expense, net	-	-	-	23.3	23.3
Income tax expense (benefit)	-	-	-	1.7	1.7
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	95.3	58.2	19.9	(0.6)	172.8
Capital expenditures*	25.9	52.7	0.2	-	78.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2019
Revenues and other income	$97.7	$67.5	$25.1	$-	$190.3
Net income (loss)	41.8	40.3	11.7	(19.4)	74.4
Net income (loss) attributable to Hess Midstream LP	8.1	8.0	2.5	(1.8)	16.8
Depreciation expense	20.3	11.1	4.0	-	35.4
Interest expense, net	-	-	-	16.8	16.8
Adjusted EBITDA	62.1	51.4	15.7	(2.6)	126.6
Capital expenditures*	61.6	7.6	-	-	69.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2020
Revenues and other income	$278.0	$183.8	$98.8	$-	$560.6
Net income (loss)	147.6	108.5	36.6	(55.9)	236.8
Net income (loss) attributable to Hess Midstream LP	9.4	6.8	2.3	(6.7)	11.8
Depreciation expense	47.0	22.4	8.0	-	77.4
Proportional share of equity affiliates' depreciation	-	2.5	-	-	2.5
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	48.1	48.1
Income tax expense (benefit)	-	-	-	3.4	3.4
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	194.5	133.4	44.6	(4.4)	368.1
Capital expenditures*	41.7	93.8	0.3	-	135.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2019
Revenues and other income	$192.1	$134.0	$53.8	$-	$379.9
Net income (loss)	86.0	81.4	24.5	(36.7)	155.2
Net income (loss) attributable to Hess Midstream LP	16.7	16.6	5.0	(3.4)	34.9
Depreciation expense	38.7	22.3	8.0	-	69.0
Interest expense, net	-	-	-	31.8	31.8
Adjusted EBITDA	124.7	103.7	32.5	(4.9)	256.0
Capital expenditures*	187.4	8.7	(0.3)	-	195.8

*Includes acquisition, expansion and maintenance capital expenditures.

Total assets for the reportable segments are as follows:

	June 30, 2020	December 31, 2019
(in millions)
Gathering	$1,839.4	$1,844.9
Processing and Storage(1)	1,122.7	1,055.1
Terminaling and Export	300.5	310.7
Interest and Other	61.0	67.0
Total assets	$3,323.6	$3,277.7
(1)	Includes investment in equity investees of $107.6 million as of June 30, 2020 and $107.8 as of December 31, 2019.

Note 14.  Subsequent Events

On July 27, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.4363 per Class A share for the quarter ended June 30, 2020, a 1.2% increase compared to the distribution on the Class A shares for the quarter ended March 31, 2020, which equals a 5% increase on an annualized basis. The distribution will be payable on August 14, 2020, to shareholders of record as of the close of business on August 6, 2020.

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

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q,  in our 2019 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

In 2019, we announced plans to expand natural gas processing capacity at the Tioga Gas Plant (“TGP”) by 150 MMcf/d for total processing capacity of 400 MMcf/d for expected capital expenditures of approximately $150 million. The TGP expansion project is well advanced, with facility construction expected to be completed by the end of 2020.  Incremental gas processing capacity is expected to be available in 2021 upon completion of a scheduled plant maintenance turnaround, during which the expansion and residue and natural gas liquid takeaway pipelines will be tied in.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Our Ongoing Response to Global Pandemic and Market Conditions

The coronavirus (“COVID-19”) global pandemic continues to have a profound impact on society and industry. The Company’s first priority in the midst of the COVID-19 pandemic has been the health and safety of the Company’s workforce and local communities. A multidisciplinary emergency response team has been established in coordination with Hess that has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies.  The Company and Hess have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at work sites wherever this can be done safely, and remote working arrangements for office workers.

In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil.  In response to the resulting sharp decline in oil prices, Hess reduced its rig count in the Bakken from 6 rigs to 1 rig during the second quarter of 2020. In addition, third parties in the Bakken have also started to curtail production and reduce drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. See “Other Factors Expected to Significantly Affect Our Future Results.”

Consistent with Hess’ expected reduced activity and our focus on preserving balance sheet strength, in March 2020 we announced a 20% reduction to our 2020 expansion capital program, primarily due to fewer expected well connects and the deferral or cancellation of certain gas compression activities, and a 55% reduction to our 2021 expansion capital program. In order to preserve long-term sustainability and financial strength, we also lowered our targeted annualized distribution growth rate per share from 15% to 5% and extended this growth target through 2022.

In July 2020, we announced that the planned maintenance turnaround at the TGP plant originally scheduled for the third quarter of 2020 was deferred until 2021 to ensure safe and timely execution in light of the COVID-19 pandemic. The TGP expansion project is well advanced, with facility construction expected to be completed as previously announced by the end of 2020.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2020 included:

•	Consolidated net income of $107.8 million;
•	Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $5.3 million, or $0.29 per Class A share;
•	Net cash provided by operating activities of $177.4 million;
•	Adjusted EBITDA of $172.8 million;
•	Distributable cash flow of $150.0 million;
•	Free cash flow of $94.0 million;
•	Cash distribution of $0.4363 per Class A share, declared on July 27, 2020;
•	Throughput volumes increased across all segments, including 21% for gas processing and 17% for crude oil terminaling compared with the prior-year quarter driven by higher Hess production.

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long‑term, fee‑based commercial agreements with Hess effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Results of operations for the three months ended June 30, 2020 and 2019 are presented below (in millions, unless otherwise noted). The financial information for 2019 has been retrospectively adjusted for the acquisition of HIP. See Note 3. Acquisitions in Item 1. Financial Statements.

For the Three Months Ended June 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$136.4	$86.8	$46.6	$-	$269.8
Total revenues	136.4	86.8	46.6	-	269.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	39.5	29.0	26.5	-	95.0
Depreciation expense	23.7	11.2	4.0	-	38.9
General and administrative expenses	1.6	1.7	0.2	0.6	4.1
Total costs and expenses	64.8	41.9	30.7	0.6	138.0
Income (loss) from operations	71.6	44.9	15.9	(0.6)	131.8
Income from equity investments	-	0.9	-	-	0.9
Interest expense, net	-	-	-	23.3	23.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	71.7	45.8	15.9	(23.9)	109.5
Income tax expense (benefit)	-	-	-	1.7	1.7
Net income (loss)	71.7	45.8	15.9	(25.6)	107.8
Less: Net income (loss) attributable to noncontrolling interest	67.1	43.0	14.9	(22.5)	102.5
Net income (loss) attributable to Hess Midstream LP	$4.6	$2.8	$1.0	$(3.1)	$5.3

Throughput volumes
Gas gathering (MMcf/d)(1)	307				307
Crude oil gathering (MBbl/d)(2)	141				141
Gas processing (MMcf/d)(1)		289			289
Crude oil terminaling (MBbl/d)(2)			144		144
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	66				66

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$97.7	$67.5	$25.0	$-	$190.2
Other income	-	-	0.1	-	0.1
Total revenues	97.7	67.5	25.1	-	190.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	33.6	15.1	9.2	-	57.9
Depreciation expense	20.3	11.1	4.0	-	35.4
General and administrative expenses	2.0	1.0	0.2	2.6	5.8
Total costs and expenses	55.9	27.2	13.4	2.6	99.1
Income (loss) from operations	41.8	40.3	11.7	(2.6)	91.2
Interest expense, net	-	-	-	16.8	16.8
Net Income (loss)	41.8	40.3	11.7	(19.4)	74.4
Less: Net income (loss) attributable to net parent investment	1.1	-	-	(17.6)	(16.5)
Less: Net income (loss) attributable to noncontrolling interest	32.6	32.3	9.2	-	74.1
Net income (loss) attributable to Hess Midstream Partners LP	$8.1	$8.0	$2.5	$(1.8)	$16.8

Throughput volumes
Gas gathering (MMcf/d)(1)	258				258
Crude oil gathering (MBbl/d)(2)	109				109
Gas processing (MMcf/d)(1)		238			238
Crude oil terminaling (MBbl/d)(2)			123		123
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	37				37
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $38.7 million in the second quarter of 2020 compared to the second quarter of 2019, of which $14.4 million is attributable to higher gas gathering and compression volumes and $6.0 million is attributable to higher crude oil gathering volumes driven by higher Hess production. In addition, $10.7 million of the increase in revenue is attributable to higher tariff rates, $4.7 million is primarily attributable to higher water services revenue and $1.9 million is attributable to pass-through electricity fees. The remaining $1.0 million of the increase is attributable to higher produced water pass-through trucking and disposal fees. Operating and maintenance expenses increased $5.9 million, of which $3.0 million is attributable to higher maintenance costs on our expanded infrastructure, $1.9 million is attributable to higher pass-through electricity costs due to additional compressors coming online and $1.0 million is attributable to higher produced water pass-through trucking and disposal costs. Depreciation expense increased $3.4 million due to new compressor stations and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $19.3 million in the second quarter of 2020 compared to the second quarter of 2019, of which $13.1 million is attributable to higher volumes driven by higher Hess production and placing LM4 in service in the third quarter of 2019. The remaining increase of $6.2 million is primarily attributable to higher tariff rates.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses increased $13.9 million, of which $5.0 million is attributable to LM4 processing fees, $4.3 million is attributable to TGP turnaround activity and $1.5 million is attributable to other maintenance activity. The remaining increase of $3.1 million is primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $21.5 million in the second quarter of 2020 compared to the second quarter of 2019, of which $16.8 million is attributable to higher rail transportation pass‑through revenues. In addition, $2.5 million of the increase is attributable to higher throughput volumes at our terminals driven by higher Hess production, and $2.2 million of the increase is attributable to higher tariff rates. Operating and maintenance expenses increased $17.3 million primarily attributable to higher rail transportation pass-through costs.

Interest and Other

General and administrative expenses decreased $2.0 million in the second quarter of 2020 compared to the second quarter of 2019 due to lower professional fees. Interest expense, net of interest income, increased $6.5 million in these same periods primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense of $1.7 million in 2020 is the result of being a separate taxable entity.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Results of operations for the six months ended June 30, 2020 and 2019 are presented below (in millions, unless otherwise noted). The financial information for 2019 has been retrospectively adjusted for the acquisition of HIP. See Note 3. Acquisitions in Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$278.0	$183.6	$98.8	$-	$560.4
Other income	-	0.2	-	-	0.2
Total revenues	278.0	183.8	98.8	-	560.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	79.9	53.2	53.8	-	186.9
Depreciation expense	47.0	22.4	8.0	-	77.4
General and administrative expenses	3.6	3.3	0.4	4.4	11.7
Total costs and expenses	130.5	78.9	62.2	4.4	276.0
Income (loss) from operations	147.5	104.9	36.6	(4.4)	284.6
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	48.1	48.1
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	147.6	108.5	36.6	(52.5)	240.2
Income tax expense (benefit)	-	-	-	3.4	3.4
Net income (loss)	147.6	108.5	36.6	(55.9)	236.8
Less: Net income (loss) attributable to noncontrolling interest	138.2	101.7	34.3	(49.2)	225.0
Net income (loss) attributable to Hess Midstream LP	$9.4	$6.8	$2.3	$(6.7)	$11.8

Throughput volumes
Gas gathering (MMcf/d)(1)	321				321
Crude oil gathering (MBbl/d)(2)	145				145
Gas processing (MMcf/d)(1)		305			305
Crude oil terminaling (MBbl/d)(2)			153		153
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	60				60
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$192.1	$133.8	$53.7	$-	$379.6
Other income	-	0.2	0.1	-	0.3
Total revenues	192.1	134.0	53.8	-	379.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	63.1	28.2	20.9	-	112.2
Depreciation expense	38.7	22.3	8.0	-	69.0
General and administrative expenses	4.3	2.1	0.4	4.9	11.7
Total costs and expenses	106.1	52.6	29.3	4.9	192.9
Income (loss) from operations	86.0	81.4	24.5	(4.9)	187.0
Interest expense, net	-	-	-	31.8	31.8
Net Income (loss)	86.0	81.4	24.5	(36.7)	155.2
Less: Net income (loss) attributable to net parent investment	2.3	-	-	(33.3)	(31.0)
Less: Net income (loss) attributable to noncontrolling interest	67.0	64.8	19.5	-	151.3
Net income (loss) attributable to Hess Midstream Partners LP	$16.7	$16.6	$5.0	$(3.4)	$34.9

Throughput volumes
Gas gathering (MMcf/d)(1)	253				253
Crude oil gathering (MBbl/d)(2)	110				110
Gas processing (MMcf/d)(1)		237			237
Crude oil terminaling (MBbl/d)(2)			123		123
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	35				35
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $85.9 million in the first six months of 2020 compared to the first six months of 2019, of which $32.5 million is attributable to higher gas gathering and compression volumes and $12.7 million is attributable to higher crude oil gathering volumes driven by higher Hess production. In addition, $22.3 million of the increase in revenue is attributable to higher tariff rates, $8.6 million is primarily attributable to higher water services revenue and $5.9 million is attributable to higher produced water pass-through trucking and disposal fees. The remaining $3.9 million is attributable to pass-through electricity fees. Operating and maintenance expenses increased $16.8 million, of which $7.0 million is attributable to higher maintenance costs on our expanded infrastructure, including employee costs, $5.9 million is attributable to higher produced water pass-through trucking and disposal costs, and $3.9 million is attributable to higher pass-through electricity costs due to additional compressors coming online. Depreciation expense increased $8.3 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service.

Processing and Storage

Revenues and other income increased $49.8 million in the first six months of 2020 compared to the first six months of 2019, of which $35.5 million is attributable to higher volumes driven by higher Hess production and placing LM4 in service in the third quarter of 2019. In addition, $13.6 million of the increase is attributable to higher tariff rates. The remaining $0.7 million of the increase is attributable to higher pass-through electricity fees.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses increased $25.0 million, of which $11.4 million is attributable to LM4 processing fees, $5.5 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, $5.2 million is attributable to TGP turnaround activity, $1.2 million is attributable to higher insurance and property tax and $1.0 million is attributable to other maintenance activity. The remaining $0.7 million of the increase is attributable to higher pass-through electricity costs. General and administrative expenses increased $1.2 million attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $45.0 million in the first six months of 2020 compared to the first six months of 2019, of which $32.2 million is attributable to higher rail transportation pass‑through revenues. In addition, $7.8 million of the increase is attributable to higher throughput volumes at our terminals driven by higher Hess production, and $5.0 million is attributable to higher tariff rates. Operating and maintenance expenses increased $32.9 million primarily attributable to higher rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $16.3 million in the first six months of 2020 compared to the first six months of 2019 primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense of $3.4 million in 2020 is the result of being a separate taxable entity.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also started to curtail production and reduce drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels.

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

PART I – FINANCIAL INFORMATION (CONT’D)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$107.8	$74.4	$236.8	$155.2
Plus:
Depreciation expense	38.9	35.4	77.4	69.0
Proportional share of equity affiliates' depreciation	1.2	-	2.5	-
Interest expense, net	23.3	16.8	48.1	31.8
Income tax expense (benefit)	1.7	-	3.4	-
Loss (gain) on sale of property, plant and equipment	(0.1)	-	(0.1)	-
Adjusted EBITDA	$172.8	$126.6	$368.1	$256.0
Less:
Interest, net	21.8		45.1
Maintenance capital expenditures	1.0		2.7
Distributable cash flow	$150.0		$320.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment		102.4		206.8
Cash interest paid, net		0.3		0.5
Maintenance capital expenditures, net		0.6		0.7
Distributable cash flow, as previously reported(1)		$23.3		$48.0

Reconciliation of Adjusted EBITDA, Free Cash Flow and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$177.4	$149.2	$317.6	$251.0
Changes in assets and liabilities	(24.4)	(38.0)	4.0	(24.1)
Amortization of deferred financing costs	(1.7)	(1.3)	(3.5)	(2.5)
Proportional share of equity affiliates' depreciation	1.2	-	2.5	-
Interest expense, net	23.3	16.8	48.1	31.8
Distribution from equity investments	(3.8)	-	(3.8)	-
Earnings from equity investments	0.9	-	3.6	-
Other	(0.1)	(0.1)	(0.4)	(0.2)
Adjusted EBITDA	$172.8	$126.6	$368.1	$256.0
Less:
Interest, net	21.8		45.1
Maintenance capital expenditures	1.0		2.7
Distributable cash flow	$150.0		$320.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring		102.4		206.8
Cash interest paid, net		0.3		0.5
Maintenance capital expenditures, net		0.6		0.7
Distributable cash flow, as previously reported(1)		$23.3		$48.0

Adjusted EBITDA	172.8	126.6	368.1	256.0
Less:
Capital expenditures(2)	78.8	85.2	135.8	119.6
Free cash flow	$94.0	$41.4	$232.3	$136.4

PART I – FINANCIAL INFORMATION (CONT’D)

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

(2) Includes payments for equity investments but excludes acquisition capital.

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 27, 2020, we declared a quarterly cash distribution of $0.4363 per Class A share, to be paid on August 14, 2020 to shareholders of record on August 6, 2020.

Fixed‑Rate Senior Notes

As of June 30, 2020, we had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of June 30, 2020, we had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2020, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2020, borrowings of $104.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2020, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $66.6 million for the first six months of 2020 compared to the same period in 2019. The change in operating cash flows resulted from an increase in revenues and other income of $180.7 million offset by an increase in expenses other than depreciation, amortization and equity‑based compensation of $86.0 million and a decrease in cash provided by changes in working capital of $28.1 million.

Investing Activities. Cash flows used in investing activities decreased $154.3 million for the first six months of 2020 compared to the same period in 2019. The decrease in investing cash outflows resulted from our previous acquisition of Summit Midstream Partners’ Tioga Gathering System for $89.2 million, our previous acquisition of Hess Water Services for $225.0 million, of which $68.9 million was included in cash outflows from investing activities, lower payments for our investment in the LM4 joint venture of $23.0 million and proceeds from the sale of property, plant and equipment of $0.1 million, partially offset by an increase in payments for capital expenditures of $26.9 million.

Financing Activities. Cash flows used in financing activities increased $129.1 million for the first six months of 2020 compared to the same period in 2019 due to an increase in distributions to shareholders and noncontrolling interest of $202.5 million and a decrease in borrowings of $84.3 million. The remaining change resulted from our previous acquisition of Hess Water Services for $225.0 million, as described above, of which $156.1 million was included in the cash outflows from financing activities as a distribution to Hess in 2019 and a final settlement amount of $1.6 million received from Hess in 2020.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2020	2019
(in millions)
Expansion capital expenditures	$133.1	$94.8
Maintenance capital expenditures	2.7	1.8
Total capital expenditures	135.8	96.6
(Increase) decrease in related liabilities	11.3	23.6
Additions to property, plant and equipment	$147.1	$120.2

PART I – FINANCIAL INFORMATION (CONT’D)

Capital expenditures in 2020 are primarily attributable to civil and field construction and fabrication activities related to expansion of the Tioga Gas Plant.

Cautionary Note Regarding Forward-looking Information

This Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our maintenance or expansion projects; our projected budget and capital expenditures and the impact of such expenditures on our performance; and future economic and market conditions in the oil and gas industry.

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
•

our ability to comply with government regulations or make capital expenditures required to maintain compliance, including our ability to obtain or maintain permits necessary for capital projects in a timely manner, if at all, or the revocation or modification of existing permits;

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2020, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2020, our total debt had a carrying value of $1,827.7 million and a fair value of approximately $1,820.5 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $60.2 million or $63.8 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4.	Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2020, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2020.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Form 10-Q for the fiscal quarter ended March 31, 2020, include certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except as set forth and as supplemented below:

Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic or other similar public health developments and the recent reduced demand for oil and natural gas.

The COVID-19 global pandemic and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, has resulted in a significant and swift reduction in U.S. economic activity. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As a result of the COVID-19 global pandemic, our operations, and those of our business partners, suppliers and customers, including Hess, have experienced and may continue to experience further adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures. We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the disease, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our encouragement of remote communications and other work-from-home practices, which could make us more vulnerable to cyber-attacks. To the extent we or our business partners, suppliers or customers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects could be adversely affected.

In addition to the global health concerns of COVID-19, the pandemic has negatively affected the United States and global economy and severely adversely impacted demand for oil and natural gas. The prolonged continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term. Furthermore, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGLs that we gather, process and terminal for Hess and other third-party producers. Containment measures implemented to mitigate the spread of COVID-19 could continue to be widespread and lead to sustained adoption of certain behavioral changes, such as reduced travel and work from home policies, which could result in further reductions in demand for and consumption of energy commodities and further curtailments and shut-ins of production by our customers.

The timeline and potential magnitude of the COVID-19 pandemic remains unknown. In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them. In addition, we may face an increased risk of changes in the regulation related to our business, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand by our customers for our services. We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. The current environment may make it more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.

As the impact from the COVID-19 pandemic remains difficult to predict, the extent to which it may negatively affect our operating results is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019.

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

Date: August 6, 2020