Form 10-Q
period 2020-09-30
Hess Midstream LP
filed 2020-11-05
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

18,028,308 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 31, 2020.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	September 30,	December 31,
	2020	2019
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.0	$3.3
Accounts receivable—affiliate:
From contracts with customers	92.5	87.6
Other receivables	0.4	0.3
Other current assets	7.8	4.7
Total current assets	103.7	95.9
Equity investments	108.2	107.8
Property, plant and equipment, net	3,103.3	3,010.1
Long-term receivable—affiliate	1.1	1.2
Deferred tax asset	44.6	49.8
Other noncurrent assets	10.8	12.9
Total assets	$3,371.7	$3,277.7
Liabilities
Accounts payable—trade	$40.1	$30.6
Accounts payable—affiliate	19.8	47.9
Accrued liabilities	57.8	88.7
Current maturities of long-term debt	7.5	-
Other current liabilities	7.1	8.9
Total current liabilities	132.3	176.1
Long-term debt	1,895.5	1,753.5
Other noncurrent liabilities	24.7	16.0
Total liabilities	2,052.5	1,945.6
Partners' capital
Class A shares (18,028,308 shares issued and outstanding as of September 30, 2020; 17,960,655 shares issued and outstanding as of December 31, 2019)	126.2	131.1
Class B shares (266,416,928 shares issued and outstanding as of September 30, 2020 and December 31, 2019)	-	-
Total partners' capital	126.2	131.1
Noncontrolling interest	1,193.0	1,200.6
Accumulated other comprehensive income	-	0.4
Total partners' capital	1,319.2	1,332.1
Total liabilities and partners' capital	$3,371.7	$3,277.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
(in millions, except per unit/share data)
Revenues
Affiliate services	$264.7	$214.9	$825.1	$594.5
Other income	0.1	-	0.3	0.3
Total revenues	264.8	214.9	825.4	594.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	83.9	71.9	270.8	184.1
Depreciation expense	39.5	36.0	116.9	105.0
General and administrative expenses	4.2	7.7	15.9	19.4
Total costs and expenses	127.6	115.6	403.6	308.5
Income from operations	137.2	99.3	421.8	286.3
Income from equity investments	3.6	0.5	7.2	0.5
Interest expense, net	23.2	12.4	71.3	44.2
Gain on sale of property, plant and equipment	-	-	0.1	-
Income before income tax expense (benefit)	117.6	87.4	357.8	242.6
Income tax expense (benefit)	1.8	-	5.2	-
Net income	115.8	87.4	352.6	242.6
Less: Net income (loss) attributable to net parent investment	-	(13.0)	-	(44.0)
Less: Net income (loss) attributable to noncontrolling interest	110.2	81.3	335.2	232.6
Net income attributable to Hess Midstream LP	5.6	19.1	17.4	54.0
Less: General partner's interest in net income	-	1.3	-	3.1
Limited partners' interest in net income	$5.6	$17.8	$17.4	$50.9

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.31		$0.97
Diluted:	$0.31		$0.95
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.33		$0.93
Subordinated		$0.33		$0.93
Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0		18.0
Diluted:	18.1		18.1
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3		27.3
Subordinated		27.3		27.3
Diluted:
Common		27.5		27.5
Subordinated		27.3		27.3
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30.		Nine Months Ended September 30.
	2020	2019 (1)	2020	2019 (1)
(in millions)
Net income	$115.8	$87.4	$352.6	$242.6
Effect of hedge (gains) losses reclassified to income	-	(0.2)	(0.4)	(0.6)
Total other comprehensive income	-	(0.2)	(0.4)	(0.6)
Comprehensive income	115.8	87.2	352.2	242.0
Less: Comprehensive income (loss) attributable to net parent investment	-	(13.2)	-	(44.6)
Less: Comprehensive income (loss) attributable to noncontrolling interest	110.2	81.3	334.8	232.6
Comprehensive income attributable to Hess Midstream LP	$5.6	$19.1	$17.4	$54.0
(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4
Net income	5.3	-	102.5	-	107.8
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4310 per share	(7.9)	-	(114.8)	-	(122.7)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Hess Water Services acquisition final settlement	-	-	1.6	-	1.6
Balance at June 30, 2020	$128.2	$-	$1,199.0	$-	$1,327.2
Net income	5.6	-	110.2	-	115.8
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.4363 per share	(8.0)	-	(116.2)	-	(124.2)
Balance at September 30, 2020	$126.2	$-	$1,193.0	$-	$1,319.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Accumulated Other Comprehensive Income	Net Parent Investment	Total (1)
(in millions)
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$1.2	$(836.0)	$1,876.1
Net income	5.3	3.4	8.6	0.8	77.2	-	(14.5)	80.8
Unit-based compensation	0.3	-	-	-	-	-	-	0.3
Distributions to unitholders - $0.3701 per unit	(6.3)	(3.8)	(10.1)	-	-	-	-	(20.2)
Distributions to general partner	-	-	-	(0.6)	-	-	0.6	-
Distributions to noncontrolling interest	-	-	-	-	(57.1)	-	57.1	-
Contributions from noncontrolling interest	-	-	-	-	55.5	-	(55.5)	-
Other comprehensive income (loss)						(0.2)	-	(0.2)
Acquisition of Hess Water Services	-	-	-	-	-	-	(225.0)	(225.0)
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$1.0	$(1,073.3)	$1,711.8
Net income	4.9	3.0	7.9	1.0	74.1	-	(16.5)	74.4
Unit-based compensation	0.3	-	-	-	-	-	-	0.3
Distributions to unitholders - $0.3833 per unit	(6.5)	(4.0)	(10.5)	-	-	-	-	(21.0)
Distributions to general partner	-	-	-	(0.8)	-	-	0.8	-
Distributions to noncontrolling interest	-	-	-	-	(49.0)	-	49.0	-
Contributions from noncontrolling interest	-	-	-	-	12.8	-	(12.8)	-
Other comprehensive income (loss)						(0.2)	-	(0.2)
Balance at June 30, 2019	$355.1	$38.1	$101.2	$15.3	$2,307.6	$0.8	$(1,052.8)	$1,765.3
Net income	5.5	3.4	8.9	1.3	81.3		(13.0)	87.4
Unit-based compensation	0.5							0.5
Distributions to unitholders - $0.3970 per unit	(6.9)	(4.0)	(10.9)					(21.8)
Distributions to general partner				(1.1)			1.1	-
Distributions to noncontrolling interest					(46.3)		46.3	-
Contributions from noncontrolling interest					8.0		(8.0)	-
Other comprehensive income (loss)						(0.2)		(0.2)
Balance at September 30, 2019	$354.2	$37.5	$99.2	$15.5	$2,350.6	$0.6	$(1,026.4)	$1,831.2

(1) The financial information presented in this report has been retrospectively adjusted for the acquisition of Hess Infrastructure Partners LP.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019 (1)
(in millions)
Cash flows from operating activities
Net income	$352.6	$242.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	116.9	105.0
(Gain) loss on sale of property, plant and equipment	(0.1)	-
(Gain) loss on interest rate swaps	(0.4)	(0.6)
(Income) loss from equity investments	(7.2)	(0.5)
(Increase) decrease in capitalized interest	-	(4.1)
Distributions from equity investments	6.8	-
Amortization of deferred financing costs	5.1	3.8
Equity-based compensation expense	1.2	1.1
Deferred income tax expense (benefit)	5.2
Changes in assets and liabilities:
Accounts receivable – affiliate	(4.9)	(7.6)
Other current and noncurrent assets	(3.4)	(4.7)
Accounts payable – trade	9.5	3.7
Accounts payable – affiliate	(0.5)	(1.5)
Accrued liabilities	(12.6)	-
Other current and noncurrent liabilities	(1.0)	(2.8)
Net cash provided by (used in) operating activities	467.2	334.4
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	0.1	-
Additions to property, plant and equipment	(246.0)	(194.9)
Acquisitions from third parties, net of cash acquired	-	(89.2)
Acquisitions from Hess	-	(68.9)
Payments for equity investments	-	(33.0)
Net cash provided by (used in) investing activities	(245.9)	(386.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	146.0	176.0
Repayments of bank borrowings with maturities of greater than 90 days	-	(7.5)
Financing costs	(1.3)	-
Distributions to shareholders/unitholders	(23.5)	(63.0)
Distributions to noncontrolling interest	(344.4)	-
Hess Water Services acquisition final settlement	1.6	-
Capital distribution to Hess associated with acquisitions	-	(156.1)
Net cash provided by (used in) financing activities	(221.6)	(50.6)
Increase (decrease) in cash and cash equivalents	(0.3)	(102.2)
Cash and cash equivalents, beginning of period	3.3	109.3
Cash and cash equivalents, end of period	$3.0	$7.1
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$43.8	$(13.9)
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

Note 2.  Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2020 and December 31, 2019, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and consolidated cash flows for the nine months ended September 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements. On January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model compared with the “incurred loss” model. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform, as a new Accounting Standards Codification (“ASC”) Topic, ASC 848. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently assessing the impact of adopting this new guidance as well as when to adopt this guidance.

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

Retrospective Adjusted Information Tables

The following tables present the results of operations for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 giving effect to the acquisition of HIP. The results of HIP prior to the effective date of the acquisition are included in “Acquisition of HIP” and the consolidated results are included in “Consolidated Results” within the tables below. The Partnership, as previously reported, did not have any items of other comprehensive income during the periods presented.

Consolidated Statement of Operations

	Three Months Ended September 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Revenues and other income
Affiliate services	$195.4	$19.5	$214.9
Total revenues and other income	195.4	19.5	214.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	56.5	15.4	71.9
Depreciation expense	34.5	1.5	36.0
General and administrative expenses	3.9	3.8	7.7
Total costs and expenses	94.9	20.7	115.6
Income from operations	100.5	(1.2)	99.3
Earnings from equity investments	0.5	-	0.5
Interest expense, net	0.6	11.8	12.4
Net income	100.4	(13.0)	87.4
Less: Net income (loss) attributable to net parent investment	-	(13.0)	(13.0)
Less: Net income attributable to noncontrolling interest	81.3	-	81.3
Net income attributable to Hess Midstream Partners LP	19.1	-	19.1
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.3	-	1.3
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.8	$-	$17.8
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.33	$-	$0.33
Subordinated	$0.33	$-	$0.33
Weighted average limited partner units outstanding:
Basic:
Common	27.3	-	27.3
Subordinated	27.3	-	27.3
Diluted:
Common	27.5	-	27.5
Subordinated	27.3	-	27.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Revenues and other income
Affiliate services	$542.1	$52.4	$594.5
Other income	0.3	-	0.3
Total revenues and other income	542.4	52.4	594.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	142.0	42.1	184.1
Depreciation expense	101.1	3.9	105.0
General and administrative expenses	11.6	7.8	19.4
Total costs and expenses	254.7	53.8	308.5
Income from operations	287.7	(1.4)	286.3
Earnings from equity investments	0.5	-	0.5
Interest expense, net	1.6	42.6	44.2
Net income	286.6	(44.0)	242.6
Less: Net income (loss) attributable to net parent investment	-	(44.0)	(44.0)
Less: Net income attributable to noncontrolling interest	232.6	-	232.6
Net income attributable to Hess Midstream Partners LP	54.0	-	54.0
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	3.1	-	3.1
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$50.9	$-	$50.9
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.93	$-	$0.93
Subordinated	$0.93	$-	$0.93
Weighted average limited partner units outstanding:
Basic:
Common	27.3	-	27.3
Subordinated	27.3	-	27.3
Diluted:
Common	27.5	-	27.5
Subordinated	27.3	-	27.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2019
	Partnership as Previously Reported	Acquisition of HIP	Consolidated Results
(in millions)
Cash flows from operating activities
Net income	$286.6	$(44.0)	$242.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	101.1	3.9	105.0
(Gain) loss on interest rate swaps	-	(0.6)	(0.6)
Earnings from equity investments	(0.5)	-	(0.5)
(Increase) decrease in capitalized interest	-	(4.1)	(4.1)
Amortization of deferred financing costs	0.9	2.9	3.8
Equity-based compensation	1.1	-	1.1
Changes in assets and liabilities:
Accounts receivable—affiliate	(5.2)	(2.4)	(7.6)
Other current and noncurrent assets	(5.0)	0.3	(4.7)
Accounts payable—trade	2.2	1.5	3.7
Accounts payable—affiliate	4.3	(5.8)	(1.5)
Accrued liabilities	9.2	(9.2)	-
Other current and noncurrent liabilities	(2.5)	(0.3)	(2.8)
Net cash provided by (used in) operating activities	392.2	(57.8)	334.4
Cash flows from investing activities
Payments for equity investments	(33.0)	-	(33.0)
Acquisitions from Hess	-	(68.9)	(68.9)
Acquisitions from third parties, net of cash acquired	(61.0)	(28.2)	(89.2)
Additions to property, plant and equipment	(184.4)	(10.5)	(194.9)
Net cash provided by (used in) investing activities	(278.4)	(107.6)	(386.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	11.0	165.0	176.0
Repayments of bank borrowings with maturities of greater than 90 days	-	(7.5)	(7.5)
Capital distribution to Hess associated with acquisitions	-	(156.1)	(156.1)
Distributions to unitholders	(63.0)	-	(63.0)
Distributions to general partner	(2.5)	2.5	-
Distributions to noncontrolling interest	(152.4)	152.4	-
Contributions from noncontrolling interest	76.3	(76.3)	-
Net cash provided by (used in) financing activities	(130.6)	80.0	(50.6)
Net increase (decrease) in cash and cash equivalents	(16.8)	(85.4)	(102.2)
Cash and cash equivalents at beginning of period	20.3	89.0	109.3
Cash and cash equivalents at end of period	$3.5	$3.6	$7.1

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

For the three and nine months ended September 30, 2020 and 2019, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in millions)
Oil and gas gathering services	$118.7	$86.4	$349.2	$245.6
Water gathering and disposal services	24.2	19.5	71.7	52.4
Processing and storage services	90.1	74.0	273.7	207.8
Terminaling and export services	31.7	35.0	130.5	88.7
Total revenues from contracts with customers	$264.7	$214.9	$825.1	$594.5
Other income	0.1	-	0.3	0.3
Total revenues	$264.8	$214.9	$825.4	$594.8

During the three and nine months ended September 30, 2020, we earned $7.8 million and $11.9 million, respectively, of minimum volume shortfall fee payments, compared with $3.0 million and $6.5 million for the three and nine months ended September 30, 2019, respectively.

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in millions)
Rail transportation costs	$5.0	$12.0	$49.3	$24.1
Produced water trucking and disposal costs	14.0	14.5	45.6	40.2
Electricity fees	10.3	8.3	29.7	23.2
Total	$29.3	$34.8	$124.6	$87.5

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2020 and 2019, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in millions)
Operating and maintenance expenses	$16.7	$13.4	$47.5	$36.3
General and administrative expenses	3.9	$3.7	11.2	10.5
Total	$20.6	$17.1	$58.7	$46.8

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2020 and 2019, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in millions)
Processing fee incurred	$6.8	$0.9	$18.2	$0.9
Earnings from equity investments	3.6	0.5	7.2	0.5
Distributions received from equity investments	3.0	-	6.8	-

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2020	December 31, 2019
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,449.7	$1,352.7
Compressors, pumping stations and terminals	22 to 25 years	770.8	725.9
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	188.7	188.6
Logistics facilities and railcars	20 to 25 years	385.9	385.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	20.9	13.0
Construction-in-progress	N/A	208.7	149.3
Total property, plant and equipment, at cost		4,114.8	3,905.0
Accumulated depreciation		(1,011.5)	(894.9)
Property, plant and equipment, net		$3,103.3	$3,010.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2020	December 31, 2019
(in millions)
Accrued capital expenditures	$18.5	$34.7
Accrued interest	13.9	18.7
Other accruals	25.4	35.3
Total	$57.8	$88.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Fixed‑Rate Senior Notes

As of September 30, 2020, the Partnership had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of September 30, 2020, the Partnership had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2020, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2020, borrowings of $178.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2020, the Partnership was in compliance with these financial covenants.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

At September 30, 2020, our total debt had a carrying value of $1,903.0 million and had a fair value of approximately $1,938.6 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2020, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8.  Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit/Class A share
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019	November 4, 2019	November 13, 2019	$0.4112
Fourth Quarter 2019	February 6, 2020	February 14, 2020	$0.4258
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020(1)	November 5, 2020	November 13, 2020	$0.4417

(1) For more information, see Note 14, Subsequent Events.

Note 9.  Equity‑Based Compensation

Equity‑based award activity for the nine months ended September 30, 2020 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2019	136,060	$21.95
Granted	175,888	10.71
Forfeited	(15,951)	14.84
Vested	(67,653)	21.96
Outstanding and unvested shares at September 30, 2020	228,344	$13.78

As of September 30, 2020, $2.1 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 1.9 years.

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

Subsequent to the Restructuring, we calculate earnings per Class A Share and we do not have any other participating securities. Approximately 100% of income tax expense is attributed to earnings of Class A Shares. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis. In addition, our restricted equity-based awards may have a dilutive effect on our earnings per share. Diluted earnings per Class A Share are calculated using the “treasury stock method” or “if-converted method”, whichever is more dilutive.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net income	$115.8	$87.4	$352.6	$242.6
Less: Net income attributable to net parent investment	-	(13.0)	-	(44.0)
Less: Net income attributable to noncontrolling interest	110.2	81.3	335.2	232.6
Net income attributable to Hess Midstream LP	5.6	19.1	17.4	54.0
Less: General partner's interest in net income prior to the Restructuring	-	1.3	-	3.1
Limited partners' interest in net income	$5.6	$17.8	$17.4	$50.9
Common unitholders' interest in net income attributable to Hess Midstream LP		$8.9		$25.5
Subordinated unitholders' interest in net income attributable to Hess Midstream LP		$8.9		$25.4
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.31		$0.97
Diluted:	$0.31		$0.95
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common		$0.33		$0.93
Subordinated		$0.33		$0.93

Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0		18.0
Diluted:	18.1		18.1
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3		27.3
Subordinated		27.3		27.3
Diluted:
Common		27.5		27.5
Subordinated		27.3		27.3

For the three and nine months ended September 30, 2020, the weighted average number of Class A shares outstanding included 98,306 and 76,198 dilutive restricted shares, respectively. For the three and nine months ended September 30, 2019, the weighted average number of common units outstanding included 140,197 and 135,060 dilutive restricted units, respectively.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2020 and 2019.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2020, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $1.3 million and $3.0 million, respectively, compared with $0.7 million and $2.1 million, respectively, as of December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2020
Revenues and other income	$142.9	$90.2	$31.7	$-	$264.8
Net income (loss)	72.4	50.7	18.0	(25.3)	115.8
Net income (loss) attributable to Hess Midstream LP	4.5	3.2	1.1	(3.2)	5.6
Depreciation expense	24.2	11.2	4.1	-	39.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	23.2	23.2
Income tax expense (benefit)	-	-	-	1.8	1.8
Adjusted EBITDA	96.6	63.2	22.1	(0.3)	181.6
Capital expenditures*	30.2	36.1	0.1	-	66.4

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2019
Revenues and other income	$105.9	$74.0	$35.0	$-	$214.9
Net income (loss)	46.5	42.8	14.3	(16.2)	87.4
Net income (loss) attributable to Hess Midstream LP	9.1	8.8	2.8	(1.6)	19.1
Depreciation expense	20.8	11.2	4.0	-	36.0
Proportional share of equity affiliates' depreciation	-	0.5	-	-	0.5
Interest expense, net	-	-	-	12.4	12.4
Adjusted EBITDA	67.3	54.5	18.3	(3.8)	136.3
Capital expenditures*	96.7	15.0	0.4	-	112.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2020
Revenues and other income	$420.9	$274.0	$130.5	$-	$825.4
Net income (loss)	220.0	159.2	54.6	(81.2)	352.6
Net income (loss) attributable to Hess Midstream LP	13.9	10.0	3.4	(9.9)	17.4
Depreciation expense	71.2	33.6	12.1	-	116.9
Proportional share of equity affiliates' depreciation	-	3.8	-	-	3.8
Income from equity investments	-	7.2	-	-	7.2
Interest expense, net	-	-	-	71.3	71.3
Income tax expense (benefit)	-	-	-	5.2	5.2
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	291.1	196.6	66.7	(4.7)	549.7
Capital expenditures*	71.9	129.9	0.4	-	202.2

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2019
Revenues and other income	$298.0	$208.0	$88.8	$-	$594.8
Net income (loss)	132.5	124.2	38.8	(52.9)	242.6
Net income (loss) attributable to Hess Midstream LP	25.8	25.4	7.8	(5.0)	54.0
Depreciation expense	59.5	33.5	12.0	-	105.0
Proportional share of equity affiliates' depreciation	-	0.5	-	-	0.5
Interest expense, net	-	-	-	44.2	44.2
Adjusted EBITDA	192.0	158.2	50.8	(8.7)	392.3
Capital expenditures*	284.2	23.7	0.1	-	308.0

*Includes acquisition, expansion and maintenance capital expenditures.

Total assets for the reportable segments are as follows:

	September 30, 2020	December 31, 2019
(in millions)
Gathering	$1,862.6	$1,844.9
Processing and Storage(1)	1,153.7	1,055.1
Terminaling and Export	296.1	310.7
Interest and Other	59.3	67.0
Total assets	$3,371.7	$3,277.7
(1)	Includes investment in equity investees of $108.2 million as of September 30, 2020 and $107.8 as of December 31, 2019.

Note 14.  Subsequent Events

On October 26, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.4417 per Class A share for the quarter ended September 30, 2020, a 1.2% increase compared to the distribution on the Class A shares for the quarter ended June 30, 2020, which equals a 5% increase on an annualized basis. The distribution will be payable on November 13, 2020, to shareholders of record as of the close of business on November 5, 2020.

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

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2019 Annual Report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

In 2019, we announced plans to expand natural gas processing capacity at the Tioga Gas Plant (“TGP”) by 150 MMcf/d for total processing capacity of 400 MMcf/d for expected capital expenditures of approximately $150 million. The TGP expansion project is well advanced, with facility construction expected to be completed by the end of 2020.  Incremental gas processing capacity is expected to be available in 2021 upon completion of a scheduled plant maintenance turnaround, during which the expansion and residue and natural gas liquid (“NGL”) takeaway pipelines will be tied in.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Our Ongoing Response to Global Pandemic and Market Conditions

The coronavirus (“COVID-19”) global pandemic continues to have a profound impact on society and industry. The Company’s first priority in the midst of the COVID-19 pandemic remains the health and safety of the Company’s workforce and local communities. A multidisciplinary emergency response team has been established in coordination with Hess that has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies.  The Company and Hess have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at work sites wherever this can be done safely, and remote working arrangements for office workers.

In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil.  In response to the resulting sharp decline in oil prices, Hess reduced its rig count in the Bakken from 6 rigs to 1 rig during the second quarter of 2020. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. See “Other Factors Expected to Significantly Affect Our Future Results.”

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

In July 2020, we announced that the planned maintenance turnaround at the TGP plant originally scheduled for the third quarter of 2020 was deferred until 2021 to ensure safe and timely execution in light of the COVID-19 pandemic. The TGP expansion project is well advanced, with facility construction expected to be completed as previously announced by the end of 2020 and brought online in 2021 upon completion of the maintenance turnaround.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2020 included:

•	Consolidated net income of $115.8 million;
•	Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $5.6 million, or $0.31 per Class A share;
•	Net cash provided by operating activities of $149.6 million;
•	Adjusted EBITDA of $181.6 million;
•	Distributable cash flow of $156.2 million;
•	Free cash flow of $115.2 million;
•	Cash distribution of $0.4417 per Class A share, declared on October 26, 2020;
•

Throughput volumes increased across all segments compared with the prior-year quarter, including 14% for gas processing and 8% for crude oil terminaling, driven by higher Hess production and increased gas capture.

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term and we have the unilateral right to renew each of these agreements for one additional 10-year term. Initial term for the water services agreements is 14 years and the secondary term is 10 years. In September 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the initial term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year initial term and decreases the secondary term for that gathering sub-system by 5 years to provide for a 5-year secondary term. These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. During the secondary term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure. Fees for the first year of the secondary term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the initial term and adjusted annually based on the percentage change in the consumer price index. Our revenues also include revenues from third-party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs and electricity fees for which we recognize revenues in an amount equal to the costs. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results of operations for the three months ended September 30, 2020 and 2019 are presented below (in millions, unless otherwise noted). The financial information for 2019 has been retrospectively adjusted for the acquisition of HIP. See Note 3. Acquisitions in Item 1. Financial Statements.

For the Three Months Ended September 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$142.9	$90.1	$31.7	$-	$264.7
Other income	-	0.1	-	-	0.1
Total revenues	142.9	90.2	31.7	-	264.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	44.1	30.4	9.4	-	83.9
Depreciation expense	24.2	11.2	4.1	-	39.5
General and administrative expenses	2.2	1.5	0.2	0.3	4.2
Total costs and expenses	70.5	43.1	13.7	0.3	127.6
Income (loss) from operations	72.4	47.1	18.0	(0.3)	137.2
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	23.2	23.2
Income (loss) before income tax expense (benefit)	72.4	50.7	18.0	(23.5)	117.6
Income tax expense (benefit)	-	-	-	1.8	1.8
Net income (loss)	72.4	50.7	18.0	(25.3)	115.8
Less: Net income (loss) attributable to noncontrolling interest	67.9	47.5	16.9	(22.1)	110.2
Net income (loss) attributable to Hess Midstream LP	$4.5	$3.2	$1.1	$(3.2)	$5.6

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	138				138
Gas processing (MMcf/d)(1)		296			296
Crude oil terminaling (MBbl/d)(2)			141		141
NGL loading (MBbl/d)(2)			12		12
Water gathering (MBbl/d)(2)	78				78

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$105.9	$74.0	$35.0	$-	$214.9
Total revenues	105.9	74.0	35.0	-	214.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	36.1	19.3	16.5	-	71.9
Depreciation expense	20.8	11.2	4.0	-	36.0
General and administrative expenses	2.5	1.2	0.2	3.8	7.7
Total costs and expenses	59.4	31.7	20.7	3.8	115.6
Income (loss) from operations	46.5	42.3	14.3	(3.8)	99.3
Income from equity investments	-	0.5	-	-	0.5
Interest expense, net	-	-	-	12.4	12.4
Net Income (loss)	46.5	42.8	14.3	(16.2)	87.4
Less: Net income (loss) attributable to net parent investment	1.6	-	-	(14.6)	(13.0)
Less: Net income (loss) attributable to noncontrolling interest	35.8	34.0	11.5	-	81.3
Net income (loss) attributable to Hess Midstream Partners LP	$9.1	$8.8	$2.8	$(1.6)	$19.1

Throughput volumes
Gas gathering (MMcf/d)(1)	270				270
Crude oil gathering (MBbl/d)(2)	119				119
Gas processing (MMcf/d)(1)		259			259
Crude oil terminaling (MBbl/d)(2)			130		130
NGL loading (MBbl/d)(2)			16		16
Water gathering (MBbl/d)(2)	45				45
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $37.0 million in the third quarter of 2020 compared to the third quarter of 2019, of which $15.6 million is attributable to higher gas gathering and compression volumes and $3.9 million is attributable to higher crude oil gathering volumes driven by higher Hess production, gas capture and increasing minimum volume commitment levels. In addition, $11.0 million of the increase in revenue is attributable to higher tariff rates, $4.7 million is attributable to higher water services revenue and $1.8 million is attributable to pass-through electricity fees. Operating and maintenance expenses increased $8.0 million, of which $5.7 million is attributable to higher maintenance costs on our expanded infrastructure, including employee costs, $1.8 million is attributable to higher pass-through electricity costs due to additional compressors coming online and $1.0 million is attributable to higher insurance and property taxes, offset by $0.5 million lower produced water pass-through trucking and disposal costs. Depreciation expense increased $3.4 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $16.2 million in the third quarter of 2020 compared to the third quarter of 2019, of which $9.7 million is attributable to higher volumes driven by higher Hess production, gas capture and placing LM4 in service in the third quarter of 2019. The remaining increase of $6.5 million is primarily attributable to higher tariff rates.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses increased $11.1 million, of which $5.9 million is attributable to LM4 processing fees and $2.1 million is attributable to higher maintenance activity. The remaining increase of $3.1 million is primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income decreased $3.3 million in the third quarter of 2020 compared to the third quarter of 2019, of which $7.0 million is attributable to lower rail transportation pass‑through revenues. This decrease is offset by $2.4 million attributable to higher tariff rates and $1.3 million attributable to higher throughput volumes at our terminals driven by higher Hess production and increasing minimum volume commitment levels. Operating and maintenance expenses decreased $7.1 million primarily attributable to lower rail transportation pass-through costs.

Interest and Other

General and administrative expenses decreased $3.5 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to costs associated with the Restructuring. Interest expense, net of interest income, increased $10.8 million in the same periods primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense of $1.8 million in 2020 is the result of being a separate taxable entity.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Results of operations for the nine months ended September 30, 2020 and 2019 are presented below (in millions, unless otherwise noted). The financial information for 2019 has been retrospectively adjusted for the acquisition of HIP. See Note 3. Acquisitions in Item 1. Financial Statements.

For the Nine Months Ended September 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$420.9	$273.7	$130.5	$-	$825.1
Other income	-	0.3	-	-	0.3
Total revenues	420.9	274.0	130.5	-	825.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	124.0	83.6	63.2	-	270.8
Depreciation expense	71.2	33.6	12.1	-	116.9
General and administrative expenses	5.8	4.8	0.6	4.7	15.9
Total costs and expenses	201.0	122.0	75.9	4.7	403.6
Income (loss) from operations	219.9	152.0	54.6	(4.7)	421.8
Income from equity investments	-	7.2	-	-	7.2
Interest expense, net	-	-	-	71.3	71.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	220.0	159.2	54.6	(76.0)	357.8
Income tax expense (benefit)	-	-	-	5.2	5.2
Net income (loss)	220.0	159.2	54.6	(81.2)	352.6
Less: Net income (loss) attributable to noncontrolling interest	206.1	149.2	51.2	(71.3)	335.2
Net income (loss) attributable to Hess Midstream LP	$13.9	$10.0	$3.4	$(9.9)	$17.4

Throughput volumes
Gas gathering (MMcf/d)(1)	320				320
Crude oil gathering (MBbl/d)(2)	143				143
Gas processing (MMcf/d)(1)		302			302
Crude oil terminaling (MBbl/d)(2)			149		149
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	66				66
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$298.0	$207.8	$88.7	$-	$594.5
Other income	-	0.2	0.1	-	0.3
Total revenues	298.0	208.0	88.8	-	594.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	99.2	47.5	37.4	-	184.1
Depreciation expense	59.5	33.5	12.0	-	105.0
General and administrative expenses	6.8	3.3	0.6	8.7	19.4
Total costs and expenses	165.5	84.3	50.0	8.7	308.5
Income (loss) from operations	132.5	123.7	38.8	(8.7)	286.3
Income from equity investments	-	0.5	-	-	0.5
Interest expense, net	-	-	-	44.2	44.2
Net Income (loss)	132.5	124.2	38.8	(52.9)	242.6
Less: Net income (loss) attributable to net parent investment	3.9	-	-	(47.9)	(44.0)
Less: Net income (loss) attributable to noncontrolling interest	102.8	98.8	31.0	-	232.6
Net income (loss) attributable to Hess Midstream Partners LP	$25.8	$25.4	$7.8	$(5.0)	$54.0

Throughput volumes
Gas gathering (MMcf/d)(1)	259				259
Crude oil gathering (MBbl/d)(2)	113				113
Gas processing (MMcf/d)(1)		244			244
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	38				38
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $122.9 million in the first nine months of 2020 compared to the first nine months of 2019, of which $48.1 million is attributable to higher gas gathering and compression volumes and $16.6 million is attributable to higher crude oil gathering volumes driven by higher Hess production, gas capture and increasing minimum volume commitment levels. In addition, $33.3 million of the increase in revenue is attributable to higher tariff rates, $13.8 million is attributable to higher water services revenue and $5.7 million is attributable to higher pass-through electricity fees. The remaining $5.4 million is attributable to higher produced water pass-through trucking and disposal fees.

Operating and maintenance expenses increased $24.8 million, of which $12.5 million is attributable to higher maintenance costs on our expanded infrastructure, including employee costs, $5.7 million is attributable to higher pass-through electricity costs due to additional compressors coming online, $5.4 million is attributable to higher produced water pass-through trucking and disposal costs, and $1.2 million is attributable to higher insurance and property taxes. Depreciation expense increased $11.7 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service and gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $66.0 million in the first nine months of 2020 compared to the first nine months of 2019, of which $44.5 million is attributable to higher volumes driven by higher Hess production, gas capture and placing LM4 in service in the third quarter of 2019. In addition, $20.7 million of the increase is attributable to higher tariff rates. The remaining $0.8 million of the increase is attributable to higher pass-through electricity fees.

Operating and maintenance expenses increased $36.1 million, of which $17.3 million is attributable to LM4 processing fees, $8.2 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, $4.9 million is attributable to higher maintenance activity other than TGP turnaround, $3.6 million is attributable to TGP turnaround activity, and $1.3 million is attributable to higher insurance and property tax. The remaining $0.8 million of the increase is attributable to higher pass-through electricity costs. General and administrative expenses increased $1.5 million attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $41.7 million in the first nine months of 2020 compared to the first nine months of 2019, of which $25.2 million is attributable to higher rail transportation pass‑through revenues. In addition, $9.1 million of the increase is attributable to higher throughput volumes at our terminals driven by higher Hess production and increasing minimum volume commitment levels, and $7.4 million is attributable to higher tariff rates. Operating and maintenance expenses increased $25.8 million primarily attributable to higher rail transportation pass-through cost.

Interest and Other

General and administrative expenses decreased $4.0 million in the first nine months of 2020 compared to the first nine months of 2019 primarily due to costs associated with the Restructuring. Interest expense, net of interest income, increased $27.1 million in the same periods primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense of $5.2 million in 2020 is the result of being a separate taxable entity.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results
We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels.

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

PART I – FINANCIAL INFORMATION (CONT’D)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$115.8	$87.4	$352.6	$242.6
Plus:
Depreciation expense	39.5	36.0	116.9	105.0
Proportional share of equity affiliates' depreciation	1.3	0.5	3.8	0.5
Interest expense, net	23.2	12.4	71.3	44.2
Income tax expense (benefit)	1.8	-	5.2	-
Loss (gain) on sale of property, plant and equipment	-	-	(0.1)	-
Adjusted EBITDA	$181.6	$136.3	$549.7	$392.3
Less:
Interest, net	21.6		66.7
Maintenance capital expenditures	3.8		6.5
Distributable cash flow	$156.2		$476.5
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment		109.7		316.5
Cash interest paid, net		0.6		1.1
Maintenance capital expenditures, net		0.3		1.0
Distributable cash flow, as previously reported(1)		$25.7		$73.7

Reconciliation of Adjusted EBITDA, Free Cash Flow and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$149.6	$83.4	$467.2	$334.4
Changes in assets and liabilities	8.9	37.0	12.9	12.9
Amortization of deferred financing costs	(1.6)	(1.3)	(5.1)	(3.8)
Proportional share of equity affiliates' depreciation	1.3	0.5	3.8	0.5
Interest expense, net	23.2	12.4	71.3	44.2
Capitalized interest	-	4.1	-	4.1
Distribution from equity investments	(3.0)	-	(6.8)	-
Earnings from equity investments	3.6	0.5	7.2	0.5
Other	(0.4)	(0.3)	(0.8)	(0.5)
Adjusted EBITDA	$181.6	$136.3	$549.7	$392.3
Less:
Interest, net	21.6		66.7
Maintenance capital expenditures	3.8		6.5
Distributable cash flow	$156.2		$476.5
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring		109.7		316.5
Cash interest paid, net		0.6		1.1
Maintenance capital expenditures, net		0.3		1.0
Distributable cash flow, as previously reported(1)		$25.7		$73.7

Adjusted EBITDA	181.6	136.3	549.7	392.3
Less:
Capital expenditures(2)	66.4	122.3	202.2	241.9
Free cash flow	$115.2	$14.0	$347.5	$150.4

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 26, 2020, we declared a quarterly cash distribution of $0.4417 per Class A share, to be paid on November 13, 2020 to shareholders of record on November 5, 2020.

Fixed‑Rate Senior Notes

As of September 30, 2020, we had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of September 30, 2020, we had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2020, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2020, borrowings of $178.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its

PART I – FINANCIAL INFORMATION (CONT’D)

direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2020, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $132.8 million for the first nine months of 2020 compared to the same period in 2019. The change in operating cash flows resulted from an increase in revenues and other income of $230.6 million and distributions from equity investments of $6.8 million, offset by an increase in expenses other than depreciation, amortization and equity‑based compensation of $104.6 million.

Investing Activities. Cash flows used in investing activities decreased $140.1 million for the first nine months of 2020 compared to the same period in 2019. The decrease in investing cash outflows resulted from our previous acquisition of Summit Midstream Partners’ Tioga Gathering System for $89.2 million, our previous acquisition of Hess Water Services for $225.0 million, of which $68.9 million was included in cash outflows from investing activities, lower payments for our investment in the LM4 joint venture of $33.0 million and proceeds from the sale of property, plant and equipment of $0.1 million, partially offset by an increase in payments for capital expenditures of $51.1 million.

Financing Activities. Cash flows used in financing activities increased $171.0 million for the first nine months of 2020 compared to the same period in 2019 due to an increase in distributions to shareholders and noncontrolling interest of $304.9 million and a decrease in borrowings of $23.8 million. The remaining change resulted from our previous acquisition of Hess Water Services for $225.0 million, as described above, of which $156.1 million was included in the cash outflows from financing activities as a distribution to Hess in 2019 and a final settlement amount of $1.6 million received from Hess in 2020.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2020	2019
(in millions)
Expansion capital expenditures	$195.7	$205.6
Maintenance capital expenditures	6.5	3.2
Total capital expenditures	202.2	208.8
(Increase) decrease in accrued capital expenditures and related liabilities	43.8	(13.9)
Additions to property, plant and equipment	$246.0	$194.9

Capital expenditures in 2020 are primarily attributable to civil and field construction and fabrication activities related to expansion of the Tioga Gas Plant.

PART I – FINANCIAL INFORMATION (CONT’D)

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
•

other factors described in the section entitled “Risk Factors” in Item 1A—Risk Factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2020, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2020, our total debt had a carrying value of $1,903.0 million and a fair value of approximately $1,938.6 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $54.5 million or $57.3 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4.	Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2020, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2020.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except for the risks associated with the COVID-19 global pandemic included in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

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

Date: November 5, 2020