Form 10-K
period 2020-12-31
Hess Midstream LP
filed 2021-02-23
CIK 1789832

You fef‘s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of Class A shares held by non‑affiliates of the registrant amount to $302.9 million, computed using the outstanding Class A shares and closing market price on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

18,028,308 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of February 10, 2021.

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

MBbl: One thousand barrels.

MBbl/d: One thousand barrels per day.

Mcf: One thousand cubic feet.

Mdge/d: One thousand diesel gallons equivalent per day.

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

Overview

We are a fee-based, growth-oriented, limited partnership that owns, operates, develops and acquires a diverse set of midstream assets and provides fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC (“GP LLC”), the general partner of our general partner.

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

In the first half of 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the coronavirus (“COVID-19”) global pandemic. As a result of the sharp decline in crude oil prices, Hess reduced its drilling activity in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced their drilling activity. Our contract structure largely offset the impact of the reduction in volumes on our revenues in 2020. However, we deferred the planned maintenance turnaround at our Tioga Gas Plant originally scheduled for third quarter of 2020 to third quarter of 2021 to ensure safe execution in light of the COVID-19 pandemic. See Our Commercial Agreements with Hess and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Prior to the Restructuring, the Company and the Partnership were indirectly controlled by Hess Infrastructure Partners GP LLC (“HIP GP LLC”), the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed in 2015 as a joint venture between Hess and GIP II Blue Holding Partnership, L.P. (“GIP” and together with Hess, the “Sponsors”).

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

•	Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis;
•	the Class A Shares commenced trading on the New York Stock Exchange under the former symbol “HESM” on December 17, 2019;
•	at December 31, 2020, the Company held a 6.3% controlling interest in the Partnership and the Sponsors held a 93.7% noncontrolling economic interest in the Partnership;
•	public limited partners hold a 6.0% voting interest and a 95.0% economic interest in the Company, which represents an indirect 6.0% economic interest in the Partnership;
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

2019 Acquisitions

On March 22, 2019, we acquired 100% of the membership interest in Tioga Midstream Partners LLC, which owns oil, gas, and water gathering assets, from Summit Midstream Partners, LP (the “Tioga System Acquisition”). The Tioga System, located in Williams County in western North Dakota, is complementary to our infrastructure, and delivers volumes into our gathering system. We paid $89.2 million in cash at closing, net of cash acquired, and recognized a contingent liability for additional potential payments in future periods subject to certain performance metrics. At December 31, 2020, the contingent liability was $7.0 million.

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

Organizational Structure

The following chart summarizes our corporate structure as of December 31, 2020.

Hess Corporation and Affiliates
(NYSE: HES)
Global Infrastructure Partners and Affiliates
50% ownership interest
50% ownership interest
Hess Infrastructure Partners GP LLC
100% ownership interest
Hess Midstream GP LLC
0% general partner interest
Hess Midstream GP LP
(our general partner)
Public
0% general partner interest
898,000 Class A Shares
266,416,928 Class B Shares
17,130,308 Class A Shares
Hess Midstream LP
(NYSE: HESM)
(the Company)
133,208,464 Class B Units
133,208,464 Class B Units
18,028,308 Class A Units
Hess Midstream Operations LP
(the Partnership)
GP Interest
IDRs
Hess Infrastructure Partners Holdings LLC
0.1% interest
Hess Mentor Storage Holdings LLC
100% interest
Hess Mentor Storage LLC
Hess Infrastructure Partners LP
100% interest
20% economic interest
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

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, and third‑party pipeline facilities. This gathering system consists of approximately 1,350 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 450 MMcf/d, including an aggregate compression capacity of approximately 310 MMcf/d. In 2020, we added approximately 70 MMcf/d of compression capacity by expanding two existing compressor stations and restarting two additional legacy compression facilities. Our natural gas gathering system includes approximately 80 miles of gas gathering pipelines that we acquired from Summit Midstream Partners, LP in the Tioga System Acquisition. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

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

Produced Water Gathering and Disposal

A produced water gathering system located primarily in Williams and Mountrail counties, North Dakota that transports produced water from wellsites by approximately 270 miles of pipelines in gathering systems or by third-party trucking to water handling facilities for disposal. Our produced water gathering system includes approximately 75 miles of water gathering pipelines that we acquired from Summit Midstream Partners, LP in the Tioga System Acquisition. As of December 31, 2020, we had 5 water handling and disposal facilities in service, with a combined permitted disposal capacity of 70 MBbl/d. These water handling and disposal facilities are owned and operated by Hess Water Services and primarily service the water pipeline gathering systems. We also transport produced water to 12 water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of approximately 170 MBbl/d.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,350 miles	450 MMcf/d	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	310 MMcf/d (1)
Crude oil gathering pipelines	Crude oil	Crude oil gathering	550 miles	240 MBbl/d (2)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d
Water gathering pipelines	Water	Produced water gathering	270 miles	180 MBbl/d	Upstream: Hess and third-party wells Downstream: Hess and third-party water disposal facilities
Water disposal facilities	Water	Produced water disposal	-	70 MBbl/d

(1)	The natural gas gathering system has a current capacity of up to approximately 450 MMcf/d, including an aggregate compression capacity of approximately 310 MMcf/d.
(2)	Includes 75 MBbl/d of capacity at the Hawkeye Oil Facility.

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

In 2019, we announced plans to expand natural gas processing capacity at TGP by 150 MMcf/d for total processing capacity of 400 MMcf/d. The expansion is expected to add residue and y-grade liquids processing capacity to the existing full fractionation and ethane extraction capability of the current plant. As of December 31, 2020, the facility construction was complete. Incremental gas processing capacity is expected to be available in 2021 upon completion of a scheduled plant maintenance turnaround in the third quarter, during which the expansion and residue and NGL takeaway pipelines will be tied into TGP.

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

The plant also includes four NGL truck loading racks with an aggregate loading capacity of approximately 10 MBbl/d of propane to serve the local propane market, as well as 22 NGL bullet storage tanks and five NGL storage tanks with a combined shell capacity of approximately 35 MBbls of propane, 20 MBbls of butane and 35 MBbls of natural gasoline. The total NGL production capability of the plant is approximately 60 MBbl/d, with interconnections into the Vantage Pipeline, the Alliance Pipeline and interconnecting pipelines with our Tioga Rail Terminal. Additionally, the plant includes a CNG terminal that is capable of compressing approximately 2.5 MMcf/d of natural gas to 3,600 psig and loading in excess of 100 light duty CNG‑fueled vehicles and up to 10 CNG cylinder trailers per day for drilling and hydraulic fracturing operations, for a combined capacity of approximately 40 Mdge/d.

LM4

The Partnership owns a 50% interest in a joint venture with Targa, which constructed and placed in service in the third quarter of 2019, a new 200 MMcf/d gas processing plant called Little Missouri 4, or LM4, located at Targa’s existing Little Missouri facility, south of the Missouri River in McKenzie County, North Dakota. We are entitled to 100 MMcf/d of the plant’s processing capacity. The plant receives natural gas produced from Hess-operated and third-party operated wells in the Bakken through our gathering systems as well as third-party gathering systems. The plant also has direct residue gas and NGL pipeline connections at the tailgate of the plant, with export capacity of approximately 135 MMcf/d of natural gas to the Northern Border Interstate Pipeline and 40 MBbl/d of NGLs to ONEOK Elk Creek Pipeline.

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

The following table sets forth certain information regarding our processing and storage assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Processing and Storage Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Tioga Gas Plant	Natural gas	Cryogenic	250 MMcf/d	-	Upstream: Natural gas gathering systems Downstream: Third-party long-haul pipelines
	NGLs	Fractionation	60 MBbl/d	90 MBbls (2)	Downstream: Alliance Pipeline (propane); Vantage Pipeline (ethane); Tioga Rail Terminal; truck loading
	CNG	Compression	40 Mdge/d	-	Upstream: Tioga Gas Plant Downstream: Truck loading; light duty vehicles
Little Missouri 4	Natural gas	Cryogenic	100 MMcf/d(1)	-	Upstream: Natural gas gathering systems Downstream: Northern Border Pipeline
	NGLs	Cryogenic	40 MBbl/d	-	Downstream: ONEOK Elk Creek Pipeline
Mentor Storage Terminal	Propane	Storage; rail and truck loading and unloading	6 MBbl/d	330 MBbls (3)	BNSF Railway; truck loading

(1)	Represents 50% of the total plant capacity. The LM4 plant was placed in service in the third quarter of 2019.
(2)	Represents the aggregate above-ground shell storage capacity of storage tanks at the Tioga Gas Plant.
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

Tioga Rail Terminal

The Tioga Rail Terminal is a 140 MBbl/d crude oil and 30 MBbl/d NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2020, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

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

(5)

For the year ended December 31, 2020, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

(6)	Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in 2017.

Our Commercial Agreements with Hess

Effective January 1, 2014, we entered into fee-based commercial agreements with certain subsidiaries of Hess to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, and (v) terminal and export services. Effective January 1, 2019, in connection with acquisition of Hess Water Services, we entered into long-term fee-based water services agreements with a subsidiary of Hess. For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. In addition, in 2018 and for a portion of 2017, Hess Water Services had documented intercompany arrangements with a subsidiary of Hess pursuant to which it provided produced water gathering and disposal services and charged agreed-upon fees per barrel for the services performed.

In 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess pays us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed at LM4 and TGP.

Except for the water services agreements and except for a certain gathering sub-system as described below, each of our commercial agreements with Hess has an initial 10-year term effective January 1, 2014 (“Initial Term”). For this gathering sub-system, the Initial Term is 15 years effective January 1, 2014 and for the water services agreements the Initial Term is 14 years effective January 1, 2019. Each of our commercial agreements other than our storage services agreement includes an inflation escalator and a fee recalculation mechanism that allows fees to be adjusted annually during the Initial Term for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed over the Initial Term of the applicable commercial agreement (or, with respect to the crude oil services fee under our terminal and export services agreement, the 20-year period commencing on the effective date of the agreement).

We have the unilateral right, exercisable by the delivery of a written notice on or before the date that is three years prior to the expiration of the Initial Term, to extend each commercial agreement for one additional 10-year term (“Secondary Term”). For a certain gathering sub-system, the Secondary Term is 5-years and for the water services agreements the Secondary Term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term of our commercial agreements, Hess will continue to have minimum volume commitments equal to 80% of Hess’s nominations in each development plan that apply on a three-year rolling basis through the Secondary Term.

We believe these commercial agreements provide us with stable and predictable cash flows and minimal direct exposure to commodity price fluctuations during the Initial Term. Since the Secondary Term of our commercial agreements changes to an inflation-based fixed fee structure, we may have a greater exposure to commodity price volatility during the Secondary Term; however, Hess will continue to have minimum volume commitments, providing us with minimum levels of cash flows.

The following table sets forth additional information regarding Hess’ minimum volume commitments:

	Hess Minimum Volume Commitment(1)
Agreement	2021	2022	2023
Gas Gathering Agreement - MMcf/d of gas	323	360	303
Crude Oil Gathering Agreement - MBbl/d of crude oil	130	117	98
Gas Processing and Fractionation Agreement - MMcf/d of gas	292	345	292
Terminaling and Export Services Agreement(2) - MBbl/d of crude oil	153	145	113
Water Services Agreement(3) - MBbl/d of water	84	67	61
(1)

Under each of our commercial agreements other than our storage services agreement, Hess is obligated to provide minimum volumes of crude oil, natural gas, NGLs and produced water, as applicable, to our assets on a quarterly basis and such volumes are reflected in the table above as annual averages of each year’s quarterly minimum volume commitments. The amounts under the gathering agreements also reflect the aggregate annual averages of the quarterly minimum volume commitments on our gathering subsystems. Hess’s minimum volume commitments under our gas processing and fractionation agreement, gas gathering agreement, crude oil gathering agreement and terminal and export services agreement are equal to 80% of Hess’s nominated volumes in each of the first three years of the updated annual development plan on a rolling basis, with new minimum volume commitments established each year for the quarters and year three years forward from the annual nomination. Hess’ minimum volume commitments under our water services agreement are equal to 100% of Hess’ nominated volume in 2021 and decrease to 80% of the nominated volume beginning 2022. In general, the minimum volume commitments resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan. The applicable minimum volume commitments may, however, be increased as a result of the nominations contained in any such updated development plan.

(2)	The terminaling and export services agreement covers the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars and the Johnson’s Corner Header System.
(3)	Represents minimum volume commitments for operated produced water gathering services.

For the year ended December 31, 2020, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements.

Regulation of Our Operations

Environmental Regulation

General

Our operations are subject to extensive and frequently‑changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not currently affect our competitive position. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to clean-up and remediate the release, comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such potential future impacts.

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

These air emissions requirements also affect Hess’ Bakken operations from which we receive substantially all of our revenues. Hess has been required in the past, and may be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Hess, they could have a material effect on our business and results of operations.

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

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. While significant uncertainty exists as to future regulation of methane or other greenhouse gas emissions under the Clean Air Act or other local, regional, or international regulatory regimes, the impact of future regulatory and legislative developments, if adopted or enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Hess’ facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include former and present owners or operators of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Additionally, it is possible that emerging contaminants, like perflorinated chemicals such as PFAS and PFOA compounds, could become subject to CERCLA regulation. Pursuant to our amended omnibus agreement, the Sponsors will indemnify us and will fund, subject to the below limit, the costs for required remedial action for our known historical and legacy spills and releases and, subject to a deductible of $100,000 per claim, for spills and releases, if any, that were existing but unknown at the time of closing of our IPO to the extent such existing but unknown spills and releases are identified within five years after closing of our IPO (i.e., by April 2022) and relate to the Joint Interest Assets. There is a $4.5 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which our Sponsors will indemnify us for environmental liabilities under the amended omnibus agreement once we meet the deductible.

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

Employee and Community Safety

We are subject to the requirements of the Occupational Safety and Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers, as applied to seconded employees from Hess. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided as applicable to employees, state and local government authorities and citizens.

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

Other Regulation

Rail Regulation

We believe all of our rail cars in crude oil service meet the current U.S. Department of Transportation DOT‑117 standard applicable to “high hazard flammable trains”. The adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

Pipeline Regulation

Section 1(b) of the Natural Gas Act, or the NGA, exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission, or FERC, under the NGA. Although FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is unregulated under the Natural Gas Act, or NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate Commerce Act, or ICA, because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,307,164 per day for each violation and disgorgement of profits associated with any violation.

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

In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on:  the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures.  The gas transmission rule requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming maximum allowable operating pressure (“MAOP”).  In addition, the rule updates reporting and records retention standards for gas transmission pipelines.  This rule took effect on July 1, 2020.  PHMSA is expected to issue additional regulations focusing on repair criteria in high-consequence areas (“HCAs”) and creating new repair criteria for non-HCAs; requirements for inspecting pipelines following extreme events; updates to pipeline corrosion control requirements; and various other integrity management requirements; as well as gas gathering in the future.

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

Title to Properties and Permits

Certain of the pipelines connecting our facilities are constructed on rights‑of‑way granted by the apparent record owners of the property and in some instances these rights‑of‑way are revocable at the election of the grantor. In several instances, lands over which rights‑of‑way have been obtained could be subject to prior liens that have not been subordinated to the right‑of‑way grants. We have obtained permits from public authorities to cross over or under, or to lay pipelines in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. These permits may also be subject to renewal from time to time and we will generally seek renewal or arrange alternative means of transport through additional investment or commercial agreements. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.

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

If Hess’ production volumes decrease or if Hess’ customers reduce their purchases of crude oil, natural gas or NGLs from Hess due to the increased availability of less expensive products from other suppliers or for other reasons, Hess may meet only the minimum volume commitments of our commercial agreements (or pay the shortfall fee if it does not meet the minimum volume), which could cause a material decrease in our revenues.

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

Human Capital Resources

We are managed by the board of directors and executive officers of Hess Midstream GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations and has entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. As a result, all of the employees that conduct our business are employed by affiliates of our general partner including Hess. Hess is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business. As of December 31, 2020, Hess Midstream GP LLC and its affiliates had approximately 196 full‑time equivalent employees supporting our operations, including employees in the field performing services and support staff from other offices.

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

Risk Factors Summary

Risks Related to Our Relationship with Hess

•	We are substantially dependent on Hess and subject to many of the same risks facing Hess.
•

Hess may suspend, reduce or terminate its obligations under our commercial agreements if we fail to perform or if a force majeure event prevents us from performing required services under the applicable agreement.

•

Our success depends, in part, on Hess replacing declining production, and if Hess does not maintain its drilling activities, or if we do not pursue third-party customer contracts, the demand for our services could be reduced.

•	We may not be able to significantly increase our third-party revenues, which could limit our ability to grow and extend our dependence on Hess.
•	The level and terms of Hess’ indebtedness and any reduction in Hess’ credit ratings could adversely affect our business and our ability to obtain credit in the future.

Risks Related to Our Business and Industry

•	Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic and the recent reduced demand for oil and natural gas.
•

Any decrease in the volumes of natural gas or crude oil that we handle, including due to competition and seasonal weather conditions in our limited geographic areas, could adversely affect our business.

•	Our operations and Hess’ Bakken production operations are subject to many risks and operational hazards as well as commodity price risks.
•

We do not own all of the land on which certain of the pipelines connecting our facilities are located and utilize contract operator services, which may result in disruptions and increased costs in the future.

•	We have a significant amount of consolidated indebtedness with terms that may restrict our business.
•	We may be unable to make acquisitions on economically acceptable terms from third parties and the completion of capital projects by us are subject to risks and may not result in revenue increases.
•	Terrorist or cyber-attacks and threats could have a material adverse effect on us.

Regulatory, Legal and Environmental Risks

•

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety, including those relating to pipeline integrity, and may become subject to FERC regulation.

•	Evolving environmental laws and regulations on crude oil stabilization, climate change, hydraulic fracturing and crude oil rail cars could have an adverse effect on our business.
•	We or Hess may be unable to obtain or renew permits or approvals necessary for our respective operations, including our produced water facilities.
•

Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand some or limit our customers’ ability to develop new crude oil and natural gas wells.

Risks Inherent in an Investment in Us

•	We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our shareholders.
•	Our general partner and its affiliates, including our Sponsors, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to our detriment.
•	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow.

•

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions by our shareholders for disputes with us or our general partner’s directors, officers or other employees.

•	Our partnership agreement provides that our shareholders irrevocably waive the right to trial by jury.
•	Our general partner and its affiliates, including our Sponsors, may compete with us and have no obligation to present business opportunities to us.
•	Holders of our Class A Shares have very limited voting rights.
•	Our general partner can transfer its interests and may require our shareholders to sell their Class A Shares at an undesirable time or price.
•	Our partnership agreement restricts the remedies available to shareholders for actions taken by our general partner.
•	Our Sponsors may sell Class A Shares in the public or private markets, and such sales could have an adverse impact on the trading price of the Class A Shares.
•	We may issue an unlimited number of additional equity interests without shareholder approval, including equity interests with preferences senior to the Class A Shares.
•	The NYSE does not require us to comply with certain of its corporate governance requirements.
•	We are treated as a corporation for U.S. federal and state income tax purposes.

Risks Related to Our Relationship with Hess

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

For the year ended December 31, 2020, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues in the near term under multiple commercial agreements with Hess and any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’ financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our shareholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

•	adverse effects of the COVID-19 global pandemic;
•	the effects of changing commodity prices and production margins;
•	Hess’ ability to successfully increase its Bakken production;
•	the inherent uncertainties in estimating quantities of proved reserves and the possibility that actual Bakken production may be lower than estimated;
•	Hess’ ability to control decisions made under joint operating agreements and failure of the parties under such agreements to meet their obligations;
•	changing laws and regulations and other governmental actions;
•	substantial capital requirements and Hess’ ability to obtain needed financing on satisfactory terms, if at all;
•	political instability in areas where Hess operates that can adversely affect Hess’ business;
•	environmental risks and environmental laws and regulations that can result in significant costs and liabilities;
•	climate change initiatives that can result in significant operational changes and expenditures, reduced demand for Hess’ products and adversely affect Hess’ business;
•	highly competitive environment where many of Hess’ competitors are larger and have greater resources and a more diverse portfolio than Hess;
•	catastrophic and other events, whether naturally occurring or man-made, may materially affect Hess’ operations and financial condition;

•	significant time delays between the estimated and actual occurrence of critical events associated with Hess’ development projects may result in material negative economic consequences;
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

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. For example, in the second quarter of 2020, as a result of the COVID-19 global pandemic and sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

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

Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties with our existing assets or by constructing or acquiring new assets independently from Hess. Our ability to increase our third‑party revenues is subject to numerous factors beyond our control, including prevailing commodity prices, competition from third parties and the extent to which we lack available capacity when third‑party customers require it. For example, the decline in crude oil prices in the second quarter of 2020 as a result of the COVID-19 global pandemic caused producers to reduce exploration, development and production activities, which resulted in a decrease in third‑party volumes available to be handled by our assets. In addition, our natural gas and crude oil gathering systems and processing plants are subject to competition from existing and future third‑party natural gas and crude oil gathering systems and natural gas processing and fractionation plants in the Bakken, while our terminals and crude oil rail cars compete with third‑party terminals, pipelines and crude oil rail cars for available third‑party volumes. To the extent that we have available capacity on our gathering systems, at TGP or LM4 for third-party volumes, we may not be able to compete effectively with third‑party gathering systems or processing plants for additional natural gas production in the area. To the extent that we have available capacity at our terminals or crude oil rail cars for third‑party volumes, competition from other existing or future terminals or crude oil rail cars owned by third parties may limit our ability to utilize this available capacity.

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

We and Hess must devote a portion of our cash flows from operating activities to service our respective indebtedness, and therefore cash flows may not be available for use in pursuing our and Hess’ growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2020, Hess had total consolidated indebtedness of approximately $8.3 billion, including our indebtedness of $1.9 billion, which is non-recourse to Hess.

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

Risks Related to Our Business and Industry

Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic or other similar public health developments and the recent reduced demand for oil and natural gas.

The COVID-19 global pandemic and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, has resulted in a significant and swift reduction in U.S. economic activity. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As a result of COVID-19, our operations, and those of our business partners, suppliers and customers, including Hess, have experienced and may continue to experience further adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures. We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the disease, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our encouragement of remote communications and other work-from-home practices, which could make us more vulnerable to cyber-attacks. To the extent we or our business partners, suppliers or customers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects could be adversely affected.

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

The timeline and potential magnitude of the COVID-19 pandemic remains unknown and will depend on future developments, including, among others, the availability of vaccines and effective treatments and the extent to which normal economic and operating conditions resume. In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them. In addition, we may face an increased risk of changes in the regulation related to our business, such as the imposition of limitations on our workforce’s ability to access our facilities. We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. The current environment may make it more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.

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

The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.

Certain borrowings on our credit facilities and term loan may use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate.  LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be discontinued after 2021 or to perform differently than in the past. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Bank of New York, has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR.  At this time, the consequences of these developments cannot be entirely predicted, but could include fluctuations in interest rates or an increase in the cost of our credit facility borrowings.

We have a significant amount of consolidated indebtedness that may adversely affect our business, results of operations and ability to make quarterly distributions.

We have a significant amount of consolidated indebtedness. As of December 31, 2020, we had $1,350.0 million of outstanding senior notes of the Partnership, $184.0 million of borrowings outstanding under the Partnership’s senior secured revolving credit facility and $400.0 million of borrowings outstanding under the Partnership’s senior secured term loan facility.

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

As part of our growth strategy, we intend to increase utilization of our existing asset base and increase revenue at our facilities by handling additional volumes of natural gas and crude oil resulting from the completion of various capital projects by us. For example, we recently completed a construction and reconfiguration of facilities and pipelines in McKenzie and Williams Counties that increased our throughput capacity for crude oil and natural gas originating from south of the Missouri River and moving northward to our natural gas processing and crude oil and NGL terminaling assets in Tioga and Ramberg. We also invested in construction of the LM4 gas processing plant south of the Missouri River as part of our joint venture with Targa and we completed construction and preservation activities for expanding natural gas processing capacity at TGP by 150 MMcf/d for total processing capacity of 400 MMcf/d.

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

Computers and telecommunication systems have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Our reliance on technology has increased due to our encouragement of remote communications and other work-from-home practices in response to the COVID-19 global pandemic. Cyber‑attacks or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our customers’ products to market. A cyber‑attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, processing, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for our services and settle transactions. As a result, a cyber breach of these operating systems, or of the networks and infrastructure on which they rely and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.  We routinely experience attempts by external parties to penetrate and attack our networks and systems.  Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions.  In addition, as technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Regulatory, Legal and Environmental Risks

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

In addition, the rule updates reporting and records retention standards for gas transmission pipelines.  PHMSA is expected to issue additional regulations focusing on repair criteria in high-consequence areas (“HCAs”) and creating new repair criteria for non-HCAs; requirements for inspecting pipelines following extreme events, updates to pipeline corrosion control requirements; and various other integrity management requirements; as well as requirements relating to gas gathering lines.  The safety and hazardous liquid pipelines rule extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage.  Finally, the enhanced emergency procedures rule focuses on increased emergency safety measures.  In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety.

The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 was signed into law on December 27, 2020.  Among other things, the act requires PHMSA to issue regulations addressing idled pipelines, the safety of gas gathering pipelines, minimum performance standards for methane leak detection and repair and gas distribution pipelines’ emergency response plans, responses to overpressurization events, and maintenance of maps and records of critical pressure control infrastructure.  In addition, the act includes the adoption of due process improvements related to PHMSA enforcement, requires routine reporting to Congress regarding outstanding pipeline rulemaking, and an independent study regarding the cost-benefit of automated shut-off valves.

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

In addition, if we fail to comply with applicable PHMSA regulations, rules, or orders, this could result in the imposition of civil penalties. Pursuant to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective January 11, 2021, those maximum civil penalties were increased by PHMSA to $222,504 per violation per day, with a maximum of $2,225,034 for a series of violations, to account for inflation.

If our assets become subject to FERC regulation, or if federal, state or local regulations or policies change, or if we fail to comply with such regulations, our financial condition, results of operations and cash flows could be materially and adversely affected.

Although the Federal Energy Regulatory Commission, or FERC, has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant and LM4, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is unregulated under the Natural Gas Act, or the NGA.  Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate Commerce Act, or ICA, because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA or ICA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act, or the NGPA, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,307,164 per day for each violation and disgorgement of profits associated with any violation. In addition, state regulation of gathering facilities and intrastate transportation pipelines generally include various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation.

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

Further, in May 2016 the EPA finalized new regulations that for the first-time established methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities.  In September 2020, EPA finalized two new rules revising certain provisions of the 2016 rule, and the new rules are now currently involved in litigation. Additionally, in November 2016, the Bureau of Land Management, or “BLM” also finalized a rule to address methane emissions from crude oil and natural gas sources subject to BLM jurisdiction by limiting venting, flaring and leaking. In September 2018, BLM issued a final rule rescinding parts and significantly modifying other parts of the November 2016 rule.  Both the 2016 and 2018 rule have been vacated in the courts. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In an executive order issued on January 20, 2021, the Biden administration asked the heads of all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically identified certain of the regulations discussed herein, including EPA’s methane emission standards for oil and natural gas facilities. The Biden administration issued a separate executive order on January 27, 2021, focused on addressing climate change, which, among other things, directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Additional federal regulation, as well as uncertainty regarding the future course of federal regulation, could indirectly affect our business and our results of operations by reducing demand for our services.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. While significant uncertainty exists as to future regulation of methane or other greenhouse gas emissions under the Clean Air Act or other local, regional, or international regulatory regimes, their impact, if enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. However, the extent and magnitude of that impact cannot currently be reliably or accurately estimated.

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

In April 2020, a federal district court vacated Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers (“Corps”) for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. In July 2020, the U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the Corps released the final version of a rule renewing twelve of its NWPs, including NWP 12. The new rule splits NWP 12 into three parts; NWP 12 will continue to be available for oil and gas pipelines, while new NWP 57 will be available for electric utility line and telecommunications activities, and a new NWP 58 will be available for utility line activities for water and other substances. The new rule also eliminates preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also now requires new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. We cannot predict at this time whether or how the new rule will be implemented, given the change in presidential administration and the Biden executive orders. However, if new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of Clean Water Act compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.

In the future we may face increased obligations relating to our produced water facilities and may be required to provide an increased level of financial assurance to guarantee the appropriate closure activities occur for our produced water facilities.

Obtaining a permit to own or operate produced water facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water facilities or expand our existing produced water facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water facilities. Actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water facilities could result in an increase of our operating costs and adversely affect our financial condition and results of operations.

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

Risks Inherent in an Investment in Us

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our shareholders.

In order to support the payment of the minimum quarterly distribution of $0.30 per Class A Share per quarter, or $1.20 per Class A Share on an annualized basis, we must generate distributable cash flow of approximately $85.3 million per quarter, or approximately $341.3 million per year, based on Hess’ and GIP’s noncontrolling interest in us and the number of Class A Shares outstanding as of December 31, 2020. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our Class A Shares principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Hess, which are not subject to any caps or other limits, in respect of those expenses;
•	the level of capital expenditures we make;
•	the cost of acquisitions, if any;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our credit facilities and other debt instruments;
•	our debt service requirements and other liabilities;
•	the amount of cash reserves established by our general partner;
•	federal and state income taxes;
•	changes in commodity prices; and
•	other business risks affecting our cash levels.

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

Holders of our Class A Shares have very limited voting rights and, even if they are dissatisfied, they cannot currently remove our general partner without its consent.

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

Our shareholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient shares to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all of our outstanding shares voting together as a single class is required to remove our general partner. As of December 31, 2020, our general partner and its affiliates collectively owned approximately 94% of our Company shares.

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

As of December 31, 2020, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares, 266,416,928 Class B Shares, and 266,416,928 Class B Units in the Partnership. The Class B Units in the Partnership are exchangeable, together with an equal number of Class B Shares, into Class A Shares on a one-to-one basis. We have agreed to provide our Sponsors with certain registration rights under applicable securities laws with respect to resales of the Class A Shares. The sale of these Class A Shares in the public or private markets could have an adverse impact on the price of the Class A Shares or any trading market that may develop.

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

Holders

As of December 31, 2020, there were 3 shareholders of record who owned a total of 18,028,308 of our Class A Shares, one of which is Hess Midstream GP LP. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name. In addition, as of December 31, 2020, Hess Midstream GP LP owned an aggregate of 266,416,928 Class B Shares. Hess and GIP indirectly own the Class A Shares and Class B Shares owned by Hess Midstream GP LP.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2017, the Partnership adopted the Hess Midstream Partners LP 2017 Long-Term Incentive Plan. Pursuant to the 2019 Restructuring, the Company assumed the Hess Midstream Partners LP 2017 Long-Term Incentive Plan and all obligations with respect to outstanding awards thereunder. The Company amended and restated the Hess Midstream Partners LP 2017 Long-Term Incentive Plan to, among other things, change the plan’s name to the Hess Midstream LP 2017 Long-Term Incentive Plan (the “LTIP”) and to reflect the Company’s assumption of the plan. The LTIP limits the number of shares that may be delivered pursuant to vested awards to 3,000,000 Class A Shares.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2020:

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options	future issuance under
Plan category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation plans not approved by security holders (1)	-	-	-
Hess Midstream LP 2017 Long Term Incentive Plan	228,344(2)	$-	2,730,632
Total	228,344	$-	2,730,632
(1)	The general partner of our Predecessor adopted the Long-Term Incentive Plan in connection with the IPO.
(2)

The amount includes 228,344 restricted share awards that vest ratably over a three-year period for officers and employees, and vest after one year for directors following the date of grant. Upon vesting, each restricted share is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings.

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

The following table sets forth the cash distributions per unit or share declared on the Common Units or Class A Shares, as applicable, for the three most recent years through December 31, 2020:

Quarterly Cash
Three most recent years	Distribution per Unit/Share(1)
March 31, 2018	$0.3333
June 30, 2018	$0.3452
September 30, 2018	$0.3575
December 31, 2018	$0.3701
March 31, 2019	$0.3833
June 30, 2019	$0.3970
September 30, 2019	$0.4112
December 31, 2019	$0.4258
March 31, 2020	$0.4310
June 30, 2020	$0.4363
September 30, 2020	$0.4417
December 31, 2020	$0.4471
(1)	Represents a cash distribution attributable to the quarter-end pursuant to our partnership agreement. See definition of Available Cash below.

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:
•	provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);
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

General Partner Interest

Our general partner owns a non-economic general partner interest in us and, as of December 31, 2020, 898,000 Class A Shares and 266,416,928 Class B Shares. Our general partner, in its capacity as a shareholder, is entitled to share in cash distributions on our Class A Shares, but is not otherwise entitled to receive cash distributions with respect to its general partner interest in us or its Class B Shares. However, our general partner may in the future own other equity interests in us and may be entitled to receive distributions on any such interests.

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

Item 6. SelectED Financial Data

The following is a summary of selected financial and operating data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10‑K:

	Year Ended December 31,
	2020	2019	2018	2017	2016
(in millions, except as noted)
Consolidated Statement of Operations Selected Data:
Revenues and other income	$1,091.9	$848.3	$712.7	$579.5	$510.0
Net income	484.9	317.7	325.5	242.0	81.6
Net income attributable to Hess Midstream LP	24.0	70.1	70.8	41.2	-
Per Share/Unit Data:
Net income attributable to Hess Midstream LP per Common Unit (basic and diluted)	$-	$-	$1.27	$0.75	$-
Net income attributable to Hess Midstream LP per subordinated unit (basic and diluted)	$-	$-	$1.27	$0.75	$-
Net income attributable to Hess Midstream LP per Class A Share/limited partner unit (basic)	$1.33	$1.21	$-	$-	$-
Net income attributable to Hess Midstream LP per Class A Share/limited partner unit (diluted)	$1.31	$1.20	$-	$-	$-
Cash distributions declared per Class A Share/ limited partner unit	$1.7561	$1.6173	$1.4061	$0.9028	$-
Consolidated Statement of Cash Flows Selected Data:
Operating activities	$641.7	$470.7	$466.9	$336.5	$247.5
Investing activities	$(301.0)	$(497.5)	$(307.6)	$(131.4)	$(268.6)
Financing activities	$(341.4)	$(79.2)	$(405.7)	$148.9	$19.5
Other Financial Measures:
Adjusted EBITDA(1)	$748.8	$550.7	$505.1	$379.6	$272.8
Distributable cash flow prior to Restructuring (1)(2)	$-	$73.7	$96.0	$58.70	$-
Distributable cash flow subsequent to Restructuring (1)(2)	$653.3	$140.1	$-	$-	$-
Capital expenditures:
Maintenance	$7.1	$4.9	$6.9	$18.8	$8.0
Expansion	$245.9	$312.2	$264.4	$99.5	$264.8
Balance Sheet Data
Total Assets	$3,374.5	$3,277.7	$2,991.2	$3,022.4	$2,659.1
Total Liabilities	$2,048.5	$1,945.6	$1,115.1	$1,070.1	$849.2
Operating volumes:
Gas gathering (MMcf/d)	323	275	248	213	202
Crude oil gathering (MBbl/d)	140	118	89	64	57
Gas processing (MMcf/d)	306	260	233	200	188
Crude oil terminaling (MBbl/d)	145	131	101	69	59
NGL loading (MBbl/d)	14	15	14	12	13
Water gathering (MBbl/d)	70	41	25	16	-
(1)

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

(2)

Distributable cash flow prior to the Restructuring is calculated net of any amounts attributable to noncontrolling interest. Distributable cash flow prior to the Restructuring for 2019 represents a period of nine months ended September 30, 2019, during which distributions were paid under the old structure. Subsequent to the Restructuring, we make cash distributions to holders of Class A Shares, including to our general partner as holder of an aggregate of 898,000 Class A Shares, and the Partnership makes cash distributions to holders of units of the Partnership, including to the Sponsors as holders of an aggregate of 266,416,928 Class B Units, pro rata. Therefore, distributable cash flow subsequent to the Restructuring includes amounts attributable to noncontrolling interest. Distributable cash flow subsequent to the Restructuring for 2019 represents a period of three months ended December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10‑K.

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream Operations LP,” “the Partnership,” “us,” “we” or similar terms, when referring to periods between the IPO date on April 10, 2017 and December 16, 2019, refer to Hess Midstream Operations LP (formerly known as Hess Midstream Partners LP, the predecessor registrant to Hess Midstream LP), including its consolidated subsidiaries. All references to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms, when referring to periods subsequent to December 16, 2019, refer to Hess Midstream LP, including its consolidated subsidiaries.

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

On March 22, 2019, we acquired the crude oil, gas and water gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $89.2 million, with the potential for additional contingent payments in future periods subject to certain future performance metrics. As of December 31, 2020, the contingent liability was $7.0 million.

On April 25, 2019, we announced plans to expand natural gas processing capacity at the Tioga Gas Plant by 150 MMcf/d for total processing capacity of 400 MMcf/d. As of December 31, 2020, the facility construction is complete. Incremental gas processing capacity is expected to be available in 2021 upon completion of a scheduled plant maintenance turnaround in the third quarter, during which the expansion and residue and NGL takeaway pipelines will be tied into the Tioga Gas Plant.

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

 The acquisition of HIP by the Partnership, including its 80% economic interest in the Joint Interest Assets and 100% interest in Hess Water Services, was accounted for as an acquisition of a business under common control. Accordingly, our results for the years ended December 31, 2019 and 2018 are presented as if the acquisition occurred at the beginning of the earliest comparative period.

Our principal business objective is to grow our business and distributable cash flow supported by fee-based contracts and disciplined financial strategy. We expect to achieve this objective through the following business strategies:

•

Focus on Cash Flow Stability and Growth Supported by Long-Term, Fee-Based Contracts and a Disciplined Financial Strategy. We seek to grow our distributable cash flow to be able to fund our expansion capital and growing distributions while maintaining balance sheet strength. Our commercial agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and downside risk protection.

•

Capitalize on Hess’ Bakken Production Growth. Our midstream infrastructure footprint services Hess’ leading acreage position in the Bakken. We believe our volumes and investment opportunities will continue to expand as Hess drills new wells in the Bakken. We intend to invest additional capital to continue extending and expanding our strategically positioned infrastructure, including additional gas capture capabilities, to meet Hess’ current and future production growth and enable Hess to continue to meet or exceed North Dakota’s well head gas capture targets.

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
•

Equity Investment in Little Missouri 4 (“LM4”) Joint Venture. A 50% equity method investment in LM4 joint venture that owns a natural gas processing plant located in McKenzie County, North Dakota, that was placed in service in the third quarter of 2019.

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

•	Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.
•	Crude Oil Rail Cars. A total of 550 crude oil rail cars, constructed to DOT‑117 safety standards, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.
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

In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil.  In response to the resulting sharp decline in oil prices, Hess reduced its rig count in the Bakken from 6 rigs to 1 rig during the second quarter of 2020. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset the impact of the reduction in volumes on our financial performance metrics through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. See “Other Factors Expected to Significantly Affect Our Future Results.”

Consistent with Hess’ reduced activity and our focus on preserving balance sheet strength, we reduced our 2020 expansion capital program, primarily due to fewer well connects and the deferral or cancellation of certain gas compression activities. In order to preserve long-term sustainability and financial strength, in 2020 we also lowered our targeted annualized distribution growth rate per share from 15% to 5%. We also deferred the planned maintenance turnaround at TGP originally scheduled for the third quarter of 2020 to the third quarter of 2021 to ensure safe and timely execution in light of the COVID-19 pandemic.

Significant 2020 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2020 include:

•	Implemented COVID-19 plans and precautions to protect the health and safety of our workforce and the communities where we operate and maintain business continuity.
•	Consolidated net income of $484.9 million.
•	Net income attributable to Hess Midstream LP of $24.0 million, or $1.33 per Class A Share, after deduction for noncontrolling interests.
•	Net cash provided by operating activities of $641.7 million.
•	Adjusted EBITDA of $748.8 million.
•	Distributable cash flow of $653.3 million.
•

Paid cash distributions of $1.3090 per Class A share in total for the first three quarters of 2020 and declared a cash distribution of $0.4471 per Class A share for the fourth quarter of 2020, which was paid in February 2021.

•	Completed construction and preservation activities for the 150 MMcf/d expansion of the Tioga Gas Plant.
•

Exercised the renewal options for additional 10-year terms for certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess, extending these agreements through December 31, 2033.

•

Throughput volumes increased across all segments, compared with the prior year, including 18% for gas processing and 11% for crude oil terminaling, driven by higher Hess production and increased gas capture by Hess Midstream LP.

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long-term, fee-based commercial agreements with Hess dated effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements. In addition, in 2018, Hess Water Services had documented intercompany arrangements with a subsidiary of Hess pursuant to which it provided produced water gathering and disposal services and charged agreed-upon fees per barrel for the services performed.

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term and we have the unilateral right to renew each of these agreements for one additional 10-year term. In September 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the initial term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year initial term and decreases the secondary term for that gathering sub-system by 5 years to provide for a 5-year secondary term. Initial term for the water services agreements is 14 years and the secondary term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the secondary term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure. See Item 8. Financial Statements and Supplementary Data. Note 4, Related Party Transactions for additional description of our commercial agreements.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses, (iii) Adjusted EBITDA, and (iv) distributable cash flow.

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

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash, non‑recurring items, if applicable. We define distributable cash flow as Adjusted EBITDA less net interest, excluding amortization of deferred financing costs, cash paid for federal and state income taxes and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We use Adjusted EBITDA and distributable cash flow to analyze our performance and liquidity.

Adjusted EBITDA and distributable cash flow are non‑GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of Adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA and distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of these measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Year Ended December 31, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$561.9	$370.3	$159.4	$-	$1,091.6
Other income	-	0.3	-	-	0.3
Total revenues	561.9	370.6	159.4	-	1,091.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	157.4	110.9	69.1	-	337.4
Depreciation expense	96.0	44.8	16.1	-	156.9
General and administrative expenses	7.9	6.5	0.7	6.0	21.1
Total costs and expenses	261.3	162.2	85.9	6.0	515.4
Income (loss) from operations	300.6	208.4	73.5	(6.0)	576.5
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	300.7	218.7	73.5	(100.7)	492.2
Income tax expense (benefit)	-	-	-	7.3	7.3
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Less: Net income (loss) attributable to noncontrolling interest	281.5	205.0	68.8	(94.4)	460.9
Net income (loss) attributable to Hess Midstream LP	$19.2	$13.7	$4.7	$(13.6)	$24.0

Throughput volumes
Gas gathering (MMcf/d)	323				323
Crude oil gathering (MBbl/d)	140				140
Gas processing (MMcf/d)		306			306
Crude oil terminaling (MBbl/d)			145		145
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	70				70

For the Year Ended December 31, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$422.9	$294.7	$130.0	$-	$847.6
Other income	-	0.6	0.1	-	0.7
Total revenues	422.9	295.3	130.1	-	848.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	145.4	73.1	58.3	-	276.8
Depreciation expense	81.6	44.7	16.2	-	142.5
General and administrative expenses	9.9	4.8	0.8	36.9	52.4
Total costs and expenses	236.9	122.6	75.3	36.9	471.7
Income (loss) from operations	186.0	172.7	54.8	(36.9)	376.6
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	62.4	62.4
Income (loss) before income tax expense (benefit)	186.0	176.1	54.8	(99.3)	317.6
Income tax expense (benefit)	-	-	-	(0.1)	(0.1)
Net Income (loss)	186.0	176.1	54.8	(99.2)	317.7
Less: Net income (loss) attributable to net parent investment	5.9	-	-	(60.9)	(55.0)
Less: Net income (loss) attributable to noncontrolling interest	145.5	141.5	44.3	(28.7)	302.6
Net income (loss) attributable to Hess Midstream LP	$34.6	$34.6	$10.5	$(9.6)	$70.1

Throughput volumes
Gas gathering (MMcf/d)	275				275
Crude oil gathering (MBbl/d)	118				118
Gas processing (MMcf/d)		260			260
Crude oil terminaling (MBbl/d)			131		131
NGL loading (MBbl/d)			15		15
Water gathering (MBbl/d)	41				41

For the Year Ended December 31, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$375.2	$251.4	$85.4	$-	$712.0
Other income	-	-	0.7	-	0.7
Total revenues	375.2	251.4	86.1	-	712.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	103.5	56.1	33.9	-	193.5
Depreciation expense	67.2	43.9	15.8	-	126.9
General and administrative expenses	4.9	2.6	0.3	6.3	14.1
Total costs and expenses	175.6	102.6	50.0	6.3	334.5
Income (loss) from operations	199.6	148.8	36.1	(6.3)	378.2
Interest expense, net	-	-	-	53.3	53.3
Gain on sale of property, plant and equipment	-	-	-	0.6	0.6
Net income (loss)	199.6	148.8	36.1	(59.0)	325.5
Less: Net income (loss) attributable to net parent investment	6.6	-	-	(53.4)	(46.8)
Less: Net income (loss) attributable to noncontrolling interest	154.6	118.1	28.8	-	301.5
Net income (loss) attributable to Hess Midstream Partners LP	$38.4	$30.7	$7.3	$(5.6)	$70.8

Throughput volumes
Gas gathering (MMcf/d)	248				248
Crude oil gathering (MBbl/d)	89				89
Gas processing (MMcf/d)		233			233
Crude oil terminaling (MBbl/d)			101		101
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	25				25

Year ended December 31, 2020 Compared to Year Ended December 31, 2019

Gathering

Revenues increased $139.0 million in 2020 compared to 2019, of which $56.1 million is attributable to higher gas gathering and compression volumes and $16.1 million is attributable to higher crude oil gathering volumes driven by higher Hess production, higher gas capture and increasing minimum volume commitment levels. In addition, $44.8 million of the increase in revenues is attributable to higher tariff rates, $17.1 million is attributable to higher operated water services revenue and $4.9 million is attributable to higher pass-through electricity fees and produced water trucking and disposal revenue.

Operating and maintenance expenses increased $12.0 million, of which $4.9 million is attributable to higher pass-through electricity and produced water pass-through trucking and disposal fees, $4.6 million is attributable to higher maintenance costs on our expanded infrastructure, and $2.5 million is attributable to higher insurance and property taxes due to additional assets placed in service. Depreciation expense increased $14.4 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service, as well as due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019. General and administrative expenses decreased $2.0 million primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements.

Processing and Storage

Revenues and other income increased $75.3 million in 2020 compared to 2019, of which $46.2 million is attributable to higher volumes driven by higher Hess production, higher gas capture and LM4 being in service for the full year in 2020. Additionally, $28.0 million of the increase in revenues is attributable to higher tariff rates and $1.1 million is attributable to higher pass-through electricity fees. Operating and maintenance expenses increased $37.8 million, of which $19.3 million is attributable to LM4 processing fees, $8.8 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, $7.1 million is attributable to higher maintenance activity due to TGP turnaround, $1.5 million is attributable to higher insurance and property tax and $1.1 million is attributable to higher pass-through electricity fees. The increase in general and administrative expenses of $1.7 million is primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $29.3 million in 2020 compared to 2019, of which $10.5 million is attributable to higher rail transportation pass‑through revenues. In addition, $9.9 million of the increase is attributable to higher tariff rates and $8.9 million of the increase is attributable to higher throughput volumes at our terminals driven by higher Hess production and increasing minimum volume commitment levels. Operating and maintenance expenses increased $10.8 million primarily attributable to higher rail transportation pass-through cost.

Interest and Other

General and administrative expenses decreased $30.9 million, primarily due to costs associated with the Restructuring. Interest expense, net of interest income, increased $32.3 million primarily attributable to the $550 million 5.125% fixed-rate senior notes issued in connection with the Restructuring and higher borrowings under our credit facilities. Income tax expense increased $7.4 million as a result of being a separate taxable entity for the full year in 2020.

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

Processing and Storage

Revenues and other income increased $43.9 million in 2019 compared to 2018, of which $27.0 million is attributable to higher volumes, driven by LM4 ramp-up, which was placed into service in the third quarter of 2019, and continued backfilling of TGP with third-party volumes contracted with Hess and delivered to us. In addition, $15.2 million of the increase is attributable to higher tariff rates. The remaining $1.1 million of the increase in revenues is attributable to higher pass-through electricity fees and $0.6 million other income. Operating and maintenance expenses increased $17.0 million, of which $9.6 million is attributable to higher maintenance activity, including initial work on the TGP turnaround, which was initially planned for 2020, $6.3 million is attributable to LM4 processing fees and $1.1 million is attributable to pass-through electricity costs. The increase in general and administrative expenses of $2.2 million is primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

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

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced their drilling activities. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the initial term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. While the second term of our commercial agreements includes continuing minimum volume commitments, the fees change to an inflation-based fixed fee structure, which may provide greater exposure to price volatility. To the extent our plans include revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels as a result of market volatility. Hess announced that in 2021 it plans to add an additional rig in the Bakken and we expect to be above minimum volume commitment levels in 2023.

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

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
(in millions)	2020	2019	2018
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$484.9	$317.7	$325.5
Plus:
Depreciation expense	156.9	142.5	126.9
Proportional share of equity affiliates' depreciation	5.1	2.0	-
Interest expense, net	94.7	62.4	53.3
Income tax expense (benefit)	7.3	(0.1)	-
Loss (gain) on sale of property, plant and equipment	(0.1)	-	(0.6)
Transaction costs	-	26.2	-
Adjusted EBITDA	$748.8	$550.7	$505.1
Adjusted EBITDA prior to Restructuring		$392.3	$505.1
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring		316.5	408.4
Cash interest paid, net(1)		1.1	-
Maintenance capital expenditures, net		1.0	0.7
Distributable cash flow prior to Restructuring(2)		$73.7	$96.0
Adjusted EBITDA subsequent to Restructuring		158.4
Less:
Interest, net	88.4	16.6
Maintenance capital expenditures	7.1	1.7
Distributable cash flow subsequent to Restructuring	$653.3	$140.1

	Year Ended December 31,
(in millions)	2020	2019	2018
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$641.7	$470.7	$466.9
Changes in assets and liabilities	14.3	(12.3)	(9.6)
Amortization of deferred financing costs	(6.5)	(5.1)	(5.0)
Capitalized interest	-	4.1	-
Proportional share of equity affiliates' depreciation	5.1	2.0	-
Interest expense, net	94.7	62.4	53.3
Distribution from equity investments	(9.7)	-
Earnings from equity investments	10.3	3.4	-
Transaction costs	-	26.2
Other	(1.1)	(0.7)	(0.5)
Adjusted EBITDA	$748.8	$550.7	$505.1
Adjusted EBITDA prior to Restructuring		$392.3	$505.1
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring		316.5	408.4
Cash interest paid, net(1)		1.1	-
Maintenance capital expenditures, net		1.0	0.7
Distributable cash flow prior to Restructuring(2)		$73.7	$96.0
Adjusted EBITDA subsequent to Restructuring	748.8	158.4
Less:
Interest, net	88.4	16.6
Maintenance capital expenditures	7.1	1.7
Distributable cash flow subsequent to Restructuring	$653.3	$140.1
(1)

Represents cash interest paid, net, attributable to controlling interest prior to the Restructuring. During the year ended December 31, 2018, cash interest paid was largely offset by interest received.

(2)

Distributable cash flow prior to the Restructuring is calculated net of any amounts attributable to noncontrolling interest. Distributable cash flow prior to the Restructuring for 2019 represents a period of nine months ended September 30, 2019, during which distributions were paid under the old structure. Subsequent to the Restructuring, we make cash distributions to holders of Class A Shares, including to our general partner as holder of an aggregate of 898,000 Class A Shares, and the Partnership makes cash distributions to holders of units of the Partnership, including to the Sponsors as holders of an aggregate of 266,416,928 Class B Units, pro rata. Therefore, distributable cash flow subsequent to the Restructuring includes amounts attributable to noncontrolling interest. Distributable cash flow subsequent to the Restructuring for 2019 represents a period of three months ended December 31, 2019.

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

Our partnership agreement requires that we distribute all of our available cash to shareholders. During the year ended December 31, 2020, we made distributions of $31.6 million, to the holders of our equity securities representing limited partner interests in us. In addition, the Partnership made distributions of $462.1 million to the Sponsors as holders of an aggregate of 266,416,928 Class B Units of the Partnership. On January 25, 2021, we declared a quarterly cash distribution of $0.4471 per Class A Share that was paid on February 12, 2021 to shareholders of record on February 4, 2021, and the Partnership made distributions of $0.4471 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

In December 2019, in connection with the Restructuring, the Partnership, assumed $800.0 million of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior notes due 2026 of the Partnership and paid approximately $2.0 million of exchange consent fees. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

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

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

In December 2019, the Partnership entered into senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2020, borrowings of $184.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2020, the Partnership was in compliance with these financial covenants.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities	$641.7	$470.7	$466.9
Cash flows from (used in) investing activities	(301.0)	(497.5)	(307.6)
Cash flows from (used in) financing activities	(341.4)	(79.2)	(405.7)
Net increase (decrease) in cash and cash equivalents	$(0.7)	$(106.0)	$(246.4)

Operating Activities.  Cash flows provided by operating activities increased $171.0 million in 2020 compared to 2019. The change in operating cash flows resulted from an increase in revenues and other income of $243.6 million and distributions from equity investments of $9.7 million, offset by an increase in expenses, other than depreciation, amortization, equity‑based compensation and other non-cash gains and losses of $55.7 million and a decrease in cash provided by changes in working capital of $26.6 million.

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

Investing Activities.  Cash flows used in investing activities decreased $196.5 million in 2020 compared to 2019. The decrease in investing cash outflows resulted from the acquisition of Summit Midstream Partners’ Tioga Gathering System in 2019 for $89.2 million, net of cash acquired, the acquisition of Hess Water Services in 2019 for $225 million, of which $68.9 million was included in cash outflows from investing activities, lower payments for our investment in LM4 of $33.0 million, lower payments for capital expenditures of $5.3 million, and proceeds from sale of property, plant and equipment of $0.1 million.

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

Financing Activities.  Cash flows used in financing activities increased $262.2 million in 2020 compared to 2019 due to a decrease in borrowings of $613.4 million and an increase in distributions to shareholders and noncontrolling interest of $408.3 million. The remaining change resulted from payments of cash consideration related to the Restructuring of $601.8 million and acquisition of Hess Water Services for $225 million, as described above, of which $156.1 million was included in the cash outflows from financing activities as a distribution to Hess in 2019, partially offset by the final settlement amount of $1.6 million received from Hess in 2020.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2020	2019	2018
(in millions)
Expansion capital expenditures	$245.9	$312.2	$264.4
Maintenance capital expenditures	7.1	4.9	6.9
Total capital expenditures	253.0	317.1	271.3
(Increase) decrease in related liabilities	48.1	(10.7)	(29.4)
Additions to property, plant and equipment	$301.1	$306.4	$241.9

In 2020, we completed construction and preservation activities for the 150 MMcf/d expansion of the Tioga Gas Plant. Capital expenditures in 2020 also relate to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and enable Hess to continue to meet or exceed North Dakota’s well head gas capture targets. Capital expenditures in 2019 and 2018 are primarily attributable to continued expansion of our gathering and compression capacity, as well as amounts attributable to engineering, procurement, civil construction and fabrication activities for the Tioga Gas Plant expansion that began in 2019. Additionally, in 2019, we acquired Hess Water Services for cash consideration of $225.0 million, of which $68.9 million was recognized as additions to property, plant, and equipment and $156.1 million was recognized as a distribution to Hess. In 2019, we also acquired Summit Midstream Partners’ Tioga Gathering System for cash consideration of $89.2 million, with the potential for additional payments in future periods subject to certain future performance metrics. See Item 8. Financial Statements and Supplementary Data. Note 3, Acquisitions.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2020, is as follows:

	Total	2021	2022	2023	2024	2025	2026 and thereafter
(in millions)
Fixed-rate senior notes	$1,350.0	$-	$-	$-	$-	$-	$1,350.0
Term Loan A facility	400.0	10.0	20.0	30.0	340.0	-	-
Revolving credit facility	184.0	-	-	-	184.0	-	-
Operating leases	1.1	0.2	0.1	0.1	0.1	0.1	0.5
Purchase obligations	3.4	3.4	-	-	-	-	-
Total	$1,938.5	$13.6	$20.1	$30.1	$524.1	$0.1	$1,350.5

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

Impairment of Long‑Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. As a result of the significant decline in crude oil prices due to the economic slowdown from the COVID-19 pandemic, we reviewed our long-lived assets for impairment at March 31, 2020, and concluded that there was no impairment. No impairments of long-lived assets were recorded during the periods included in the accompanying consolidated financial statements. The determination of impairments could be a significant element in arriving at the results of operations. Impairment charges would impact total costs and expenses and net Property, Plant & Equipment in our accompanying consolidated statements of operations and balance sheets.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At December 31, 2020, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At December 31, 2020, our total debt had a carrying value of $1,910.1 million and a fair value of approximately $1,991.1 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $48.1 million or $50.1 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on Internal Control over Financial Reporting

We have audited Hess Midstream LP’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Hess Midstream LP (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream LP (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions
Description of the Matter

As described in Note 4 to the consolidated financial statements, the Company is part of the consolidated operations of Hess Corporation and its affiliates (“Hess”) and engages, in the normal course of business, in related party transactions.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to Hess’ involvement in many aspects of the Company’s business, including the revenue earned from providing various services under long-term, fee-based contracts, and the direct and allocated expenses charged from Hess for services provided under commercial agreements and employee secondment and omnibus agreements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of identifying and disclosing related party transactions.

To test the completeness of related party transactions, we obtained a listing of all related party relationships and compared the listing to the Hess legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts, and testing of revenue and expense transactions. In addition, we tested transactions for appropriate classification as related-party or third-party transactions in revenue, expense and balance sheet accounts, and their compliance with the related terms of the agreements, by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Houston, Texas

February 22, 2021

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.6	$3.3
Accounts receivable—affiliate:
From contracts with customers	93.2	87.6
Other receivables	-	0.3
Other current assets	5.6	4.7
Total current assets	101.4	95.9
Equity investments	108.4	107.8
Property, plant and equipment, net	3,111.3	3,010.1
Long-term receivable—affiliate	0.9	1.2
Deferred tax asset	42.5	49.8
Other noncurrent assets	10.0	12.9
Total assets	$3,374.5	$3,277.7
Liabilities
Accounts payable—trade	$30.0	$30.6
Accounts payable—affiliate	21.0	47.9
Accrued liabilities	54.1	88.7
Current maturities of long-term debt	10.0	-
Other current liabilities	9.9	8.9
Total current liabilities	125.0	176.1
Long-term debt	1,900.1	1,753.5
Other noncurrent liabilities	23.4	16.0
Total liabilities	2,048.5	1,945.6
Partners' capital
Class A shares (18,028,308 shares issued and outstanding as of December 31, 2020; 17,960,655 shares issued and outstanding as of December 31, 2019)	125.0	131.1
Class B shares (266,416,928 shares issued and outstanding as of December 31, 2020 and 2019)	-	-
Total partners' capital	125.0	131.1
Noncontrolling interest	1,201.0	1,200.6
Accumulated other comprehensive income	-	0.4
Total partners' capital	1,326.0	1,332.1
Total liabilities and partners' capital	$3,374.5	$3,277.7

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
(in millions, except per unit/share data)
Revenues
Affiliate services	$1,091.6	$847.6	$712.0
Other income	0.3	0.7	0.7
Total revenues	1,091.9	848.3	712.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	337.4	276.8	193.5
Depreciation expense	156.9	142.5	126.9
General and administrative expenses	21.1	52.4	14.1
Total costs and expenses	515.4	471.7	334.5
Income from operations	576.5	376.6	378.2
Income from equity investments	10.3	3.4	-
Interest expense, net	94.7	62.4	53.3
Gain on sale of property, plant and equipment	0.1	-	0.6
Income before income tax expense (benefit)	492.2	317.6	325.5
Income tax expense (benefit)	7.3	(0.1)	-
Net income	484.9	317.7	325.5
Less: Net income (loss) attributable to net parent investment	-	(55.0)	(46.8)
Less: Net income (loss) attributable to noncontrolling interest	460.9	302.6	301.5
Net income attributable to Hess Midstream LP	24.0	70.1	70.8
Less: General partner's interest in net income prior to the Restructuring	-	3.4	1.7
Limited partners' interest in net income	$24.0	$66.7	$69.1

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$1.33	$1.21
Diluted:	$1.31	$1.20
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common			$1.27
Subordinated			$1.27
Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0	18.0
Diluted:	18.1	18.0
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		$27.3	$27.3
Subordinated		$27.3	$27.3
Diluted:
Common		$27.5	$27.4
Subordinated		$27.3	$27.3

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
(in millions)
Net income	$484.9	$317.7	$325.5
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	(0.4)	(0.8)	(0.4)
Total other comprehensive income	(0.4)	(0.8)	(0.4)
Comprehensive income	484.5	316.9	325.1
Less: Comprehensive income (loss) attributable to net parent investment	-	(55.6)	(47.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	460.5	302.6	301.5
Comprehensive income attributable to Hess Midstream LP	$24.0	$69.9	$70.8

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Limited Partners
	Class A Shares	Class B Shares	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Accumulated Other Comprehensive Income	Net Parent Investment	Total
(in millions)
Balance at December 31, 2017	$-	$-	$357.7	$40.5	$107.8	$14.8	$2,034.5	$1.6	$(604.6)	$1,952.3
Net income	-	-	21.6	13.0	34.5	1.7	301.5	-	(46.8)	325.5
Other comprehensive income (loss)	-	-	-	-	-	-	-	(0.4)	-	(0.4)
Equity-based compensation	-	-	0.9	-	-	-	-	-	-	0.9
Distributions to unitholders - $1.3578 per unit	-	-	(23.1)	(14.0)	(37.0)	-	-	-	-	(74.1)
Distributions to general partner	-	-	-	-	-	(1.6)	-	-	1.6	-
Distributions to noncontrolling interest	-	-	-	-	-	-	(199.2)	-	199.2	-
Contributions from noncontrolling interest	-	-	-	-	-	-	57.3	-	(57.3)	-
Other contributions (distributions)	-	-	-	-	-	-	-	-	(328.1)	(328.1)
Balance at December 31, 2018	$-	$-	$357.1	$39.5	$105.3	$14.9	$2,194.1	$1.2	$(836.0)	$1,876.1
Net income prior to Restructuring	-	-	20.8	12.9	33.5	3.4	309.4	-	(55.0)	325.0
Equity-based compensation prior to Restructuring	-	-	1.3	-	-	-	-	-	-	1.3
Distributions to unitholders prior to Restructuring - $1.5616 per unit	-	-	(26.8)	(16.0)	(42.6)	-	-	-	-	(85.4)
Distributions to general partner prior to Restructuring	-	-	-	-	-	(3.8)	-	-	3.8	-
Distributions to noncontrolling interest prior to Restructuring	-	-	-	-	-	-	(200.6)	-	200.6	-
Contributions from noncontrolling interest prior to Restructuring	-	-	-	-	-	-	76.3	-	(76.3)	-
Acquisition of Hess Water Services	-	-	-	-					(225.0)	(225.0)
Equity exchange related to Restructuring	81.4	-	(352.4)	(36.4)	(96.2)	(14.5)	(569.8)	-	987.9	-
Cash consideration related to Restructuring	-	-	-	-	-	-	(601.8)	-	-	(601.8)
Recognition of Deferred Tax Asset	50.0	-	-	-	-	-	(0.2)	-	-	49.8
Net income after Restructuring	(0.5)	-	-	-	-	-	(6.8)	-	-	(7.3)
Equity-based compensation after restructuring	0.2	-	-	-	-	-	-	-	-	0.2
Other comprehensive income (loss)	-	-	-	-	-	-	-	(0.8)	-	(0.8)
Balance at December 31, 2019	$131.1	$-	$-	$-	$-	$-	$1,200.6	$0.4	$-	$1,332.1

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	24.0	-	460.9	-	484.9
Equity-based compensation	1.5	-	-	-	1.5
Distributions - $1.7348 per share	(31.6)	-	(462.1)	-	(493.7)
Other comprehensive income (loss)	-	-	-	(0.4)	(0.4)
Hess Water Services acquisition final settlement	-	-	1.6	-	1.6
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
(in millions)
Cash flows from operating activities
Net income	$484.9	$317.7	$325.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	156.9	142.5	126.9
(Gain) loss on sale of property, plant and equipment	(0.1)	-	(0.6)
(Gain) loss on interest rate swaps	(0.4)	(0.8)	(0.4)
(Income) loss from equity investments	(10.3)	(3.4)	-
Distributions from equity investments	9.7	-	-
(Increase) decrease in capitalized interest	-	(4.1)	-
Amortization of deferred financing costs	6.5	5.1	5.0
Equity-based compensation expense	1.5	1.5	0.9
Deferred income tax expense (benefit)	7.3	(0.1)	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(5.0)	(19.5)	(6.3)
Other current and noncurrent assets	(0.7)	(1.4)	1.9
Accounts payable – trade	(0.6)	11.5	4.0
Accounts payable – affiliate	0.1	3.7	(6.4)
Accrued liabilities	(11.4)	18.6	17.3
Other current and noncurrent liabilities	3.3	(0.6)	(0.9)
Net cash provided by (used in) operating activities	641.7	470.7	466.9
Cash flows from investing activities
Additions to property, plant and equipment	(301.1)	(306.4)	(241.9)
Acquisitions from third parties, net of cash acquired	-	(89.2)	-
Acquisitions from Hess	-	(68.9)	-
Payments for equity investments	-	(33.0)	(67.3)
Proceeds from sale of property, plant and equipment	0.1	-	1.6
Net cash provided by (used in) investing activities	(301.0)	(497.5)	(307.6)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	152.0	32.0	-
Bank borrowings with maturities of greater than 90 days
Borrowings	-	210.0	-
Repayments	-	(7.5)	(2.5)
Proceeds from issuance of senior notes	-	550.0	-
Financing costs	(1.3)	(20.4)	(1.0)
Distributions to shareholders/unitholders	(31.6)	(85.4)	(74.1)
Distributions to noncontrolling interest	(462.1)	-	(322.0)
Cash consideration paid related to Restructuring	-	(601.8)	-
Capital contributions (distributions) to Hess associated with acquisitions	1.6	(156.1)	-
Other contributions (distributions)	-	-	(6.1)
Net cash provided by (used in) financing activities	(341.4)	(79.2)	(405.7)
Increase (decrease) in cash and cash equivalents	(0.7)	(106.0)	(246.4)
Cash and cash equivalents, beginning of period	3.3	109.3	355.7
Cash and cash equivalents, end of period	$2.6	$3.3	$109.3
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$48.1	$(10.7)	$(29.4)
Recognition of deferred tax asset	$-	$49.7	$-

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

•	Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis;

•	the Class A Shares commenced trading on the New York Stock Exchange under the symbol “HESM” on December 17, 2019;
•	at December 31, 2020, the Company holds a 6.3% controlling interest in the Partnership and the Sponsors hold a 93.7% noncontrolling economic interest in the Partnership;
•	public limited partners hold a 6.0% voting interest and a 95.0% economic interest in the Company, which represents an indirect 6.0% economic interest in the Partnership;
•	the Sponsors and their respective affiliates hold a 94.0% voting interest and a 5.0% economic interest in the Company, which represents an indirect 94% economic interest in the Partnership; and
•	the Sponsors own 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors.

 The acquisition of HIP by the Partnership, including its 80% economic interest in the Joint Interest Assets and 100% interest in Hess Water Services, was accounted for as an acquisition of a business under common control. Accordingly, our consolidated financial statements for the years ended December 31, 2019 and 2018 are presented as if the acquisition occurred at the beginning of the earliest comparative period. See Note 3, Acquisitions.

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

Note 2.  Summary of Significant Accounting Policies and Basis of Presentation

Consolidation. The consolidated financial statements include our accounts and the accounts of entities over which we have a controlling financial interest through our ownership or the majority voting interests of the entity. We consolidate the activities of the Partnership, and prior to the Restructuring the activities of Gathering Opco, HTGP Opco and Logistics Opco, each as a variable interest entity (“VIE”) under U.S. Generally Accepted Accounting Principles (“GAAP”).  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership.  This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 14, Segments). Our noncontrolling interest represents the 93.7% interest in the Partnership retained by Hess and GIP. Prior to the Restructuring, our noncontrolling interest represented the 80% interest in the Joint Interest Assets retained by HIP. All intercompany transactions and balances have been eliminated.

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

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2020 and 2019.

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

Impairment of Long‑Lived Assets.  We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. No impairments of long‑lived assets were recorded during the years ended December 31, 2020, 2019 and 2018.

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

Equity Investments.  We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. During the year ended December 31, 2019, we capitalized $4.1 million of interest expense associated with our investment in LM4. Difference in the basis of the investment and the underlying net asset value of the equity investee is amortized into net income over the remaining useful lives of the underlying assets. Earnings from equity investments represent our proportionate share of net income generated by the equity investee. We classify distributions received from equity method investees on the basis of the nature of the activity of the investee that generated the distribution as either a return on investment classified as cash inflows from operating activities or a return of investment classified as cash inflows from investing activities when such information is available to us.

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our credit facilities. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2020: $9.3 million, 2019: $12.2 million) and unamortized deferred financing costs related to our fixed-rate senior notes and our term loan are presented as a direct reduction to the Long-term debt (2020: $23.9 million, 2019: $28.5 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations.  We record legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statement of operations. At December 31, 2020, the asset retirement obligation balance included in Other noncurrent liabilities was $12.8 million and the current portion included in Accrued liabilities was $1.7 million (2019: $3.4 million and $3.1 million, respectively).

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

Revenue Recognition—Contracts with Customers.  We earn substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs, gathering and disposing produced water, and storing and terminaling propane. We do not own or take title to the volumes that we handle. Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess, and effective January 1, 2019, we entered into water gathering and disposal services fee-based agreements with certain subsidiaries of Hess. In 2018, Hess Water Services had documented intercompany arrangements with certain subsidiaries of Hess pursuant to which it provided produced water gathering and disposal services and charged agreed-upon fees per barrel for the services performed.

Our responsibilities to provide each of the above services for each year under each of the commercial agreements are considered separate, distinct performance obligations. We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method, measured using the amount of volumes serviced during the period. The minimum volume commitments are subject to fluctuation based on nominations covering substantially all of Hess’ production and projected third-party volumes that will be purchased in the Bakken. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price, as this term is defined in Accounting Standards Codification (“ASC”) Topic, ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled. There are no significant financing components in any of our commercial agreements.

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’ existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Currently, and for the remainder of the Initial Term of each commercial agreement as described in Note 4, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the Secondary Term of each commercial agreement as described in Note 4, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which will initially be reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes up to four quarters after such credit is earned. Unused credits by Hess will be recognized as revenue when they expire after four quarters. However, Hess will not be entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement

Our revenues also include pass‑through third‑party rail transportation costs, third-party produced water trucking and disposal costs, and electricity fees for which we recognize revenues in an amount equal to the costs.

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

There were no nonrecurring fair value measurements during the years ended December 31, 2020 and 2019. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2020 and 2019.

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

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform, as a new ASC Topic, ASC 848. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as London Interbank Offered Rate (“LIBOR”), which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently assessing the impact of adopting this new guidance as well as when to adopt this guidance.

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses. This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model compared with the “incurred loss” model. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

The transaction was accounted for as an acquisition of a business between entities under common control, and therefore, the related acquired assets and liabilities were transferred at Hess’ historical carrying value. In 2019, we recognized $156.1 million of consideration in excess of the book value of net assets acquired as a capital distribution to Hess, which is reflected within Net parent investment in the accompanying consolidated statements of changes in partners’ capital. In 2020, we received $1.6 million from Hess as part of the final settlement.

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

We paid $89.2 million in cash at closing, net of cash acquired, and recognized a contingent liability for additional potential payments in future periods subject to certain performance metrics. The contingent liability is included in Other noncurrent liabilities on our accompanying consolidated balance sheet (2020: $7.0 million, 2019: $10.0 million). The contingent liability was partially reduced in 2020 due to no planned drilling in the dedicated acreage. We funded the purchase price through a combination of cash on hand and borrowings under our revolving credit facility.

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

Our 2019 consolidated statement of operations includes $26.2 million of costs associated with the Restructuring reflected in general and administrative expenses.

The acquisition of HIP was accounted for as an acquisition of a business under common control. Accordingly, our consolidated financial statements for the years ended December 31, 2019 and 2018 are presented as if the acquisition occurred at the beginning of the earliest comparative period.

Note 4.  Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

Commercial Agreements

Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Effective January 1, 2019, in connection with the Hess Water Services Acquisition, we entered into long-term fee-based water services agreements with a subsidiary of Hess. For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. In addition, in 2018, Hess Water Services had documented intercompany arrangements with a subsidiary of Hess pursuant to which it provided produced water gathering and disposal services and charged agreed-upon fees per barrel for the services performed.

In 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess pays us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed at LM4 and TGP.

Except for the water services agreements and except for a certain gathering sub-system as described below, each of our commercial agreements with Hess has an initial 10-year term effective January 1, 2014 (“Initial Term”). For this gathering sub-system, the Initial Term is 15 years effective January 1, 2014 and for the water services agreements the Initial Term is 14 years effective January 1, 2019. Each of our commercial agreements other than our storage services agreement includes an inflation escalator and a fee recalculation mechanism that allows fees to be adjusted annually during the Initial Term for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed over the Initial Term of the applicable commercial agreement (or, with respect to the crude oil services fee under our terminal and export services agreement, the 20-year period commencing on the effective date of the agreement).

We have the unilateral right, exercisable by the delivery of a written notice on or before the date that is three years prior to the expiration of the Initial Term, to extend each commercial agreement for one additional 10-year term (“Secondary Term”). For a certain gathering sub-system, the Secondary Term is 5-years and for the water services agreements the Secondary Term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index.

For the years ended December 31, 2020, 2019 and 2018, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenue from contracts with customers on a disaggregated basis was as follows:

	Year Ended December 31,
	2020	2019	2018
(in millions)
Oil and gas gathering services	$469.3	$345.6	$324.9
Water gathering and disposal services	92.6	77.3	50.3
Processing and storage services	370.3	294.7	251.4
Terminaling and export services	159.4	130.0	85.4
Total revenues from contracts with customers	$1,091.6	$847.6	$712.0
Other income	0.3	0.7	0.7
Total revenues	$1,091.9	$848.3	$712.7

During the year ended December 31, 2020, we earned $18.7 million of minimum volume shortfall fee payments, compared with $8.3 million and $47.5 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2020	2019	2018
(in millions)
Rail transportation costs	$50.7	$40.2	$16.8
Produced water trucking and disposal costs	55.9	57.7	36.5
Electricity fees	40.0	32.2	27.2
Total	$146.6	$130.1	$80.5

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

For the years ended December 31, 2020, 2019 and 2018, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2020	2019	2018
(in millions)
Operating and maintenance expenses	$62.8	$53.1	$50.2
General and administrative expenses	15.1	15.5	7.8
Total	$77.9	$68.6	$58.0

LM4 Agreements

Separately from our commercial agreements with Hess, effective January 24, 2018, we entered into a gas processing agreement with LM4, a 50/50 joint venture with Targa, under which we deliver natural gas to LM4, and LM4 processes and redelivers certain volumes of residue gas and NGLs resulting from such processing services. The agreement has a 16-year initial term, after which it is automatically renewed for subsequent one-year terms unless terminated by either party. Under this agreement, we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

We are entitled to 50% of the available processing capacity of the LM4 gas processing plant. Should Targa not use all of the remaining processing capacity at the plant on any day, such unutilized portion of the available capacity will be available for our use. Regardless of the actual portion of the plant available capacity utilized by each joint venture member during a given period, under the LM4 amended and restated limited liability company agreement, profits and losses and cash distributions of the LM4 joint venture are allocated 50/50 between Targa and us. LM4 was placed in service in the third quarter of 2019.

For the years ended December 31, 2020, 2019 and 2018, we had the following activity related to our agreements with LM4:

	Year Ended December 31,
	2020	2019	2018
(in millions)
Processing fee incurred	$25.6	$6.3	$-
Earnings from equity investments	$10.3	$3.4	$-
Distributions received from equity investments	$9.7	$-	$-

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2020	December 31, 2019
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,470.6	$1,352.7
Compressors, pumping stations and terminals	22 to 25 years	778.6	725.9
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	189.0	188.6
Logistics facilities and railcars	20 to 25 years	386.2	385.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	20.9	13.0
Construction-in-progress	N/A	227.3	149.3
Total property, plant and equipment, at cost		4,162.7	3,905.0
Accumulated depreciation		(1,051.4)	(894.9)
Property, plant and equipment, net		$3,111.3	$3,010.1

Note 6.  Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2020	December 31, 2019
(in millions)
Accrued capital expenditures	$13.6	$34.7
Accrued interest	18.0	18.7
Other accruals	22.5	35.3
Total	$54.1	$88.7

Other current liabilities of $9.9 million represent payables for property and sales and use taxes.

Note 7.  Debt and Interest Expense

Total long-term debt is as follows:

	December 31, 2020	December 31, 2019
(in millions)
Fixed-rate senior notes:
5.625% due 2026	$800.0	$800.0
5.125% due 2028	550.0	550.0
Total fixed-rate senior notes	1,350.0	1,350.0
Term Loan A facility	400.0	400.0
Revolving credit facility	184.0	32.0
Total Borrowings	1,934.0	1,782.0
Unamortized deferred financing costs and discounts	(23.9)	(28.5)
Total debt	1,910.1	1,753.5
Less: current maturities of long-term debt	10.0	-
Total long-term debt	$1,900.1	$1,753.5

As of December 31, 2020, the maturity profile of total debt, excluding deferred financing costs and discounts, is as follows:

(in millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter
Fixed-rate senior notes	$1,350.0	$-	$-	$-	$-	$-	$1,350.0
Term Loan facility	400.0	10.0	20.0	30.0	340.0	-	-
Revolving credit facility	184.0	-	-	-	184.0	-	-
Total debt (excluding interest)	$1,934.0	$10.0	$20.0	$30.0	$524.0	$-	$1,350.0

Fixed‑Rate Senior Notes

In December 2019, in connection with the Restructuring, the Partnership, assumed $800.0 million of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior notes due 2026 of the Partnership and paid approximately $2.0 million of exchange consent fees. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

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

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2020, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

In December 2019, in connection with the Restructuring, both HIP and the Partnership retired their existing senior secured revolving credit facilities, HIP retired its senior secured Term Loan A facility and the Partnership entered into new senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility, receiving cash of $210.0 million at closing. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2020, borrowings of $184.0 million were drawn under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2020, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At December 31, 2020, our total debt had a carrying value of $1,910.1 million and had a fair value of approximately $1,991.1 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at December 31, 2020, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Interest Paid

The total amount of interest paid on all credit facilities, including facility fees, during the years ended December 31, 2020, 2019 and 2018 was $88.9 million, $60.8 million and $42.7 million, respectively.

Note 8.  Partners’ Capital and Distributions

Prior to the Restructuring, our partners’ capital included common and subordinated units representing limited partner interests in the Partnership. Pursuant to the Restructuring, 17,062,655 public common units of the Partnership outstanding as of December 16, 2019, were converted into Class A Shares of the Company (economic and voting) on a one-for-one basis, the Sponsors received 898,000 Class A Shares of the Company, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and a cash consideration of $601.8 million. In addition, our general partner purchased 266,416,928 Class B Shares of the Company (non-economic voting only) for a cash amount equal to $0.0001 per Class B Share. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit/Class A share
First Quarter 2018	May 3, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018	November 5, 2018	November 13, 2018	$0.3575
Fourth Quarter 2018	February 4, 2019	February 13, 2019	$0.3701
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019	November 4, 2019	November 13, 2019	$0.4112
Fourth Quarter 2019	February 6, 2020	February 14, 2020	$0.4258
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020(1)	February 4, 2021	February 12, 2021	$0.4471

(1)	For more information, see Note 15, Subsequent Events.

In addition, in 2018, HIP made a distribution of $160.0 million to Hess and $162.0 million to GIP.

Note 9.  Equity-Based Compensation

We adopted the Hess Midstream LP 2017 Long-Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for officers, directors and employees of our general partner or its affiliates, and any individuals who perform services for the Company. The LTIP provides the Company with the flexibility to grant restricted share awards, restricted shares, phantom shares, share options, share appreciation rights, distribution equivalent rights, profits interest shares and other equity‑based awards. The LTIP limits the number of shares that may be delivered pursuant to vested awards to 3,000,000 Class A Shares.

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

Equity‑based award activity for the year ended December 31, 2020 was as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2019	136,060	$21.95
Granted	175,888	10.71
Forfeited	(15,951)	14.84
Vested	(67,653)	21.96
Outstanding and unvested shares at December 31, 2020	228,344	$13.78

(in millions)	2020	2019	2018
Fair value of shares granted	$1.9	$1.7	$1.9
Fair value of shares vested	$1.5	$1.0	$0.4

During the year ended December 31, 2020, we recognized compensation expense related to the outstanding awards of $1.5 million (2019: $1.5 million, 2018: 0.9 million). As of December 31, 2020, $1.7 million of compensation cost related to our unvested restricted shares awarded under the LTIP remains to be recognized over an expected weighted‑average period of 1.8 years.

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

Subsequent to the Restructuring, we calculate earnings per Class A Share and we do not have any other participating securities. Substantially all of income tax expense is attributed to earnings of Class A Shares. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis. In addition, our restricted equity-based awards may have a dilutive effect on our earnings per share. Diluted earnings per Class A Share are calculated using the “treasury stock method” or “if-converted method”, whichever is more dilutive.

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net income	$484.9	$317.7	$325.5
Less: Net income attributable to net parent investment	-	(55.0)	(46.8)
Less: Net income attributable to noncontrolling interest	460.9	302.6	301.5
Net income attributable to Hess Midstream LP	24.0	70.1	70.8
Less: General partner's interest in net income prior to the Restructuring	-	3.4	1.7
Limited partners' interest in net income	$24.0	$66.7	$69.1
Common unitholders' interest in net income attributable to Hess Midstream LP			$34.6
Subordinated unitholders' interest in net income attributable to Hess Midstream LP			$34.5
Net income attributable to Hess Midstream LP per Class A share/limited partner unit*:
Basic:	$1.33	1.21
Diluted:	$1.31	1.20
Net income attributable to Hess Midstream LP per limited partner unit (basic and diluted):
Common			$1.27
Subordinated			$1.27

Weighted average Class A shares outstanding subsequent to the Restructuring:
Basic:	18.0	18.0
Diluted:	18.1	18.0
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common		27.3	27.3
Subordinated		27.3	27.3
Diluted:
Common		27.5	27.4
Subordinated		27.3	27.3

*Net income attributable to Hess Midstream LP per Class A Share/limited partner unit for 2019 was calculated by combining net income per limited partner unit (common and subordinated) for the period prior to the Restructuring on December 16, 2019, and net income per Class A Share for the period subsequent to the Restructuring.

For the year ended December 31, 2020, the weighted average number of Class A shares outstanding included 88,013 dilutive restricted shares. For the years ended December 31, 2019 and 2018, the weighted average number of common units outstanding included 135,712 and 103,726 dilutive restricted units, respectively.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable from contracts with customers for the years ended December 31, 2020, 2019 and 2018.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of December 31, 2020, our reserve for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities was $0.9 million and $3.1 million, respectively. As of December 31, 2019, we had $0.7 million and $2.1 million, respectively.

Legal Proceedings

As of December 31, 2020 and 2019, we did not have material accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease and Purchase Obligations

As of December 31, 2020 and 2019, we did not have material lease obligations.

As of December 31 2020, we had unconditional purchase commitments of $3.4 million for the year ending December 31, 2021 and none for the years thereafter.

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

•	Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

•	Crude Oil Rail Cars. A total of 550 crude oil rail cars, constructed to the DOT‑117 safety standards, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.
•

Johnson’s Corner Header System.  An approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to third‑party interstate pipeline systems.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2020
Revenues and other income	$561.9	$370.6	$159.4	$-	$1,091.9
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Net income (loss) attributable to Hess Midstream LP	19.2	13.7	4.7	(13.6)	24.0
Depreciation expense	96.0	44.8	16.1	-	156.9
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Income tax expense (benefit)	-	-	-	7.3	7.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	396.6	268.6	89.6	(6.0)	748.8
Capital expenditures*	96.2	156.2	0.6	-	253.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2019
Revenues and other income	$422.9	$295.3	$130.1	$-	$848.3
Net income (loss)	186.0	176.1	54.8	(99.2)	317.7
Net income (loss) attributable to Hess Midstream LP	34.6	34.6	10.5	(9.6)	70.1
Depreciation expense	81.6	44.7	16.2	-	142.5
Proportional share of equity affiliates' depreciation	-	2.0	-	-	2.0
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	62.4	62.4
Income tax expense (benefit)	-	-	-	(0.1)	(0.1)
Transaction costs	-	-	-	26.2	26.2
Adjusted EBITDA	267.6	222.8	71.0	(10.7)	550.7
Capital expenditures*	373.6	42.5	0.2	-	416.3

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2018
Revenues and other income	$375.2	$251.4	$86.1	$-	$712.7
Net income (loss)	199.6	148.8	36.1	(59.0)	325.5
Net income (loss) attributable to Hess Midstream LP	38.4	30.7	7.3	(5.6)	70.8
Depreciation expense	67.2	43.9	15.8	-	126.9
Interest expense, net	-	-	-	53.3	53.3
Gain on sale of property, plant and equipment	-	-	-	0.6	0.6
Adjusted EBITDA	266.8	192.7	51.9	(6.3)	505.1
Capital expenditures*	257.0	10.0	4.3	-	271.3

*Includes acquisition, expansion, and maintenance capital expenditures.

Total assets for reportable segments are as follows:

	December 31, 2020	December 31, 2019
(in millions)
Gathering	$1,856.2	$1,844.9
Processing and Storage(1)	1,170.3	1,055.1
Terminaling and Export	292.3	310.7
Interest and Other	55.7	67.0
Total assets	$3,374.5	$3,277.7
(1)	Includes $108.4 million of investment in equity investees.

Note 14.  Income Taxes

Prior to the Restructuring on December 16, 2019, the Partnership was not a separate taxable entity for U.S. federal and state income tax purposes; therefore, we did not recognize income tax expense or benefit in those periods.  Each partner was subject to income taxes on its share of the Partnership’s earnings. As a result of the Restructuring, the Company holds a 6.3% controlling interest in the Partnership and is subject to federal and state income taxes on its share of the Partnership’s earnings. Although the Company is a Delaware limited partnership, it is subject to corporate income tax, because of our election to be treated as a corporation for U.S. federal and state income tax purposes in connection with the Restructuring.

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

The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(in millions)	2020	2019	2018
Federal
Current	$-	$-	$-
Deferred taxes and other accruals	6.2	(0.1)	-
State	1.1	-	-
Total provision (benefit) for income taxes	$7.3	$(0.1)	$-

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2020 (1)	2019 (1)	2018 (2)
U.S. statutory rate	21.0%	21.0%	21.0%
Non-taxable income from pre-Restructuring period	-	(21.4)	(20.6)
Noncontrolling interest in partnership	(19.7)	0.4	-
Valuation allowance	-	-	(0.4)
State tax	0.2	-	-
Effective rate	1.5%	-%	-%
(1) Represents effective income tax rate reconciliation for Hess Midstream LP
(2) Represents effective income tax rate reconciliation for Pre-Restructuring period, inclusive of stand-alone income tax provision for Hess Water Services.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
(in millions)
Deferred tax liabilities
Investments	$(0.3)	$(0.2)
Total deferred tax liabilities	(0.3)	(0.2)
Deferred tax assets
Investments	39.0	49.8
Net operating loss carryforwards	3.8	0.2
Total deferred tax assets	42.8	50.0
Net deferred tax assets (liabilities)	$42.5	$49.8

At December 31, 2020, we have recognized a gross deferred tax asset primarily related to US federal net operating loss carryforwards of $3.8 million which do not expire. We have no unrecognized tax benefits or interest and penalties related to tax liabilities recorded in the financial statements. For the years presented, we earned all net income before taxes in the United States. We file income tax returns in the U.S. and various states. We are not subject to examinations by income tax authorities for years prior to 2019.

Note 15.  Subsequent Events

On January 25, 2021 the board of directors of our general partner declared a quarterly cash distribution of $0.4471 per Class A Share for the quarter ended December 31, 2020, an increase of 5% compared with the quarter ended December 31, 2019. The distribution was paid on February 12, 2021 to shareholders of record as of the close of business on February 4, 2021. On February 12, 2021, the Partnership also made a distribution of $0.4471 per Class B Unit of the Partnership to the Sponsors as holders of an aggregate of 266,416,928 Class B Units of the Partnership.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2020, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report (the “Attestation Report”) on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020. The Attestation Report is included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

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

Directors and Executive Officers of GP LLC

Directors have been elected by HIP GP LLC and will hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers have been appointed by, and will serve at the discretion of, the Company Board. The following table shows information for the directors and executive officers of GP LLC as of February 22, 2021.

Name	Age	Position with Hess Midstream GP LLC
John B. Hess	66	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	47	President and Chief Operating Officer
Jonathan C. Stein	51	Chief Financial Officer
Timothy B. Goodell	63	General Counsel and Secretary
John P. Rielly	58	Director and Vice President
Gregory P. Hill	59	Director
Gerbert Schoonman	55	Director
William J. Brilliant	45	Director
Scott E. Telesz	53	Director
Matthew C. Harris	60	Director
David W. Niemiec	71	Director
John P. Reddy	68	Director
Stephen J. J. Letwin	65	Director

John B. Hess.  John B. Hess was appointed as Chairman of the Company Board in September 2019 and has served as Chief Executive Officer of GP LLC since September 2019. Mr. Hess served as Chairman of the board of directors (the “Partnership Board”) of Hess Midstream Partners GP LLC (“MLP GP LLC”) from September 2014 to December 2019 and as Chief Executive Officer of MLP GP LLC from July 2014 to December 2019. Mr. Hess has served as Chief Executive Officer of Hess since 1995. Mr. Hess joined Hess in May 1977 and was elected a director in November 1978. He served as Chairman of the Board and Chief Executive Officer of Hess from 1995 until 2013. Mr. Hess has been a member of the board of directors of KKR & Co. Inc. (formerly KKR & Co. L.P.), since 2011. We believe that Mr. Hess’ extensive experience in the energy industry, including his more than 40-year career with Hess and his extensive leadership experience in his roles as Chief Executive Officer and Chairman of the Board of Hess, makes him well qualified to serve as Chairman of the Company Board.

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

Jonathan C. Stein.  Jonathan C. Stein was appointed Chief Financial Officer of GP LLC in September 2019. Mr. Stein served as Chief Financial Officer of MLP GP LLC from July 2014 to December 2019. Mr. Stein continues his role as Vice President, Chief Risk Officer of Hess which he has held since June 2004. In such capacity, he is responsible for Hess’ Corporate Financial Forecasting process, Hess’ Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’ disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Mr. Stein is also a Certified Management Accountant.

Timothy B. Goodell.  Timothy B. Goodell was appointed General Counsel and Secretary of GP LLC in September 2019. Mr. Goodell served as General Counsel and Secretary of MLP GP LLC from July 2014 to December 2019. He serves as General Counsel of Hess since January 2009, as Corporate Secretary of Hess since September 2016, as Chief Compliance Officer since 2017 and as Executive Vice President since 2020. Prior to joining Hess in 2009, Mr. Goodell was a partner at the law firm of White & Case LLP, where his practice concentrated in the areas of mergers and acquisitions and securities, as well as general corporate and corporate governance matters.

John P. Rielly.  John P. Rielly was appointed a Director of the Company Board and Vice President of GP LLC in September 2019. Mr. Rielly served as a Vice President of MLP GP LLC from July 2014 to December 2019 and as a member of the Partnership Board from September 2014 to December 2019. Mr. Rielly serves as Chief Financial Officer of Hess since April 2004 and as Executive Vice President since 2020. He served as Vice President and Controller of Hess from May 2001 to April 2004. Prior to joining Hess, Mr. Rielly was a partner at Ernst & Young LLP. We believe that Mr. Rielly’s extensive experience, particularly his knowledge of industry accounting and financial practices gained during his employment at Hess and Ernst & Young LLP, makes him well qualified to serve as a member of the Company Board.

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

Gerbert Schoonman. Gerbert Schoonman was appointed a member of the Company Board in April 2020. He serves as Senior Vice President, Global Production, for Hess since January 1, 2020. He previously served in various operational leadership roles at Hess, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and Vice President, Offshore from January 2017 to December 2019. Prior to joining Hess in 2011, he spent 20 years with Shell where he served in operational and leadership roles of increasing responsibility. We believe that Mr. Schoonman’s extensive executive and industry experience makes him well qualified to serve as a member of the Company Board.

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

Scott E. Telesz.  Scott E. Telesz was appointed a member of the Company Board in December 2019. Mr. Telesz served as a member of the Partnership Board from December 2018 to December 2019. Mr. Telesz is currently a Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, Mr. Telesz spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Canada and surface technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. Mr. Telesz has been a director of the managing member of EnLink Midstream, LLC since December 2020. We believe that Mr. Telesz’s extensive experience, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the Company Board.

Matthew C. Harris. Matthew C. Harris was appointed a member of the Company Board in December 2019. Mr. Harris is a Founding Partner of GIP and serves as a member of its Investment, Operating and Portfolio Valuation Committees. He leads GIP’s global energy industry investment team including natural gas, crude oil and refined products, electricity, LNG and metals and mining. Mr. Harris has been intimately involved in GIP’s investment, management and strategic activities since its formation in 2006. Prior to the formation of GIP in 2006, Mr. Harris was a Managing Director in the Investment Banking Division at Credit Suisse and Co-Head of the Global Energy Group and Head of the EMEA Emerging Markets Group. Prior to his tenure at Credit Suisse, he was a senior member of the Mergers and Acquisitions Group at Kidder Peabody & Co. Incorporated. He is a member of the board of directors of Freeport LNG, LLC since August 2018. He previously served as a director of the managing member of EnLink Midstream, LLC from July 2018 through March 2020 and as a director of the general partner of Access Midstream Partners L.P. from January 2010 through December 2013. We believe that Mr. Harris’s extensive executive, financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

Conflicts Committee

The Company Board has the ability to establish, from time to time, a conflicts committee under our partnership agreement. If established, at least two members of the board of directors will serve on any conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement and to take into account the interests of the public shareholders. The board of directors will determine whether to refer a matter to a conflicts committee on a case by case basis. The members of any conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including the Sponsors) and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of any conflicts committee may not own any interest in our general partner or any of its affiliates or any interest in the Company or its subsidiaries other than Class A Shares or awards under our long-term incentive plan. If our general partner seeks approval from a conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Company challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our shares with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2020, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

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

Decisions with respect to awards of phantom units to our NEOs are made by the board of directors of GP LLC in consultation with Hess’ board of directors and Hess’ executive officers, taking into account the NEO’s role within our organization, including duties, responsibilities and seniority levels. For 2020, 2019 and 2018, such awards were not granted to our NEOs who are also executive officers of Hess on the basis that the scope of their duties involving us relative to their overall duties as executive officers of Hess did not warrant such awards.

For 2020, 2019 and 2018, phantom unit awards to our NEOs included distribution equivalent rights and vest ratably over a three year period following the date of grant, subject to the NEO’s continued service to Hess through the vesting date. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings. Award amounts, which are set forth below were determined based on the judgement and industry experience of the board members (in consultation with Hess, as described above), taking into account the factors discussed above. We did not engage an independent compensation consultant or other advisor in making such decisions and did not benchmark award amounts against any specific peer group of companies.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2020, 2019 and 2018, which is limited to awards granted under our LTIP. Our NEOs have separately received compensation from Hess, none of which is specifically attributable to us. Under our secondment agreement with Hess, we pay Hess a fee in exchange for making the services of NEOs available to us.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2020	$-	$-	$-	$-	$-
	2019	-	-	-	-	-
	2018	-	-	-	-	-
Jonathan C. Stein, Chief Financial Officer	2020	-	-	$250,004	-	$250,004
	2019	-	-	$249,996	-	$249,996
	2018	-	-	$249,996	-	$249,996
John A. Gatling, President and Chief Operating Officer	2020	-	-	$250,004	-	$250,004
	2019	-	-	$249,996	-	$249,996
	2018	-	-	$249,996	-	$249,996
Timothy B. Goodell, General Counsel and Secretary	2020	-	-	-	-	-
	2019	-	-	-	-	-
	2018	-	-	-	-	-
John P. Rielly, Vice President	2020	-	-	-	-	-
	2019	-	-	-	-	-
	2018	-	-	-	-	-
(1)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Grants of Plan-Based Awards for 2020

The following table provides information regarding phantom units granted to our NEOs in 2020. The phantom units include distribution equivalent rights and vest ratably over three years following the date of grant.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
John B. Hess	-	-	$-
Jonathan C. Stein	3/13/2020	23,343	$250,004
John A. Gatling	3/13/2020	23,343	$250,004
Timothy B. Goodell	-	-	$-
John P. Rielly	-	-	$-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2020.

Name	Number of shares that have not vested(1)	Market value of shares that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	34,729	$679,647
John A. Gatling	34,729	$679,647
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1)	Amount shown represents outstanding unvested phantom units as of December 31, 2020. The awards vest in three equal annual installments.
(2)	Value shown is based on the closing market price of the Company’s Class A Shares on December 31, 2020, the last trading day for 2020, of $19.57 per share.

Options Exercised and Shares Vested in Fiscal 2020

The following table provides information regarding the exercise of options and vesting of shares held by our NEOs during the fiscal year ended December 31, 2020.

	Unit Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
John B. Hess	-	$-
Jonathan C. Stein	9,174	$104,091
John A. Gatling	9,174	$104,091
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Represents the value of vested shares calculated by multiplying (i) the gross number of the Company shares acquired on vesting by (ii) the closing price of the Company shares on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide pension or nonqualified deferred compensation benefits to any of our NEOs and we have no obligations with respect to any such benefits that may be provided to the NEOs under the pension and nonqualified deferred compensation plans of Hess.

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2020, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

Set forth below is the total estimated value, assuming that a change in control occurred on December 31, 2020 and the employment of each NEO terminated on that date under circumstances entitling them to accelerated vesting of the phantom units.

Name	Phantom Units ($)	Total ($)
John B. Hess	-	-
Jonathan C. Stein	$679,647	$679,647
John A. Gatling	$679,647	$679,647
Timothy B. Goodell	-	-
John P. Rielly	-	-

The amounts in the table above were calculated assuming a change in control occurred on December 31, 2020 using the closing price of our Class A Shares on December 31, 2020 (the last trading day of our fiscal year) of $19.57 per Class A Share.

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

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
David W. Niemiec	$80,000	$64,999	$144,999
John P. Reddy	$65,000	$64,999	$129,999
Stephen J. J. Letwin	$65,000	$64,999	$129,999
(1)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of shares of Hess Midstream LP as held by beneficial owners of 5% or more of the shares, by each of our directors and named executive officers, and by all of our directors and executive officers as a group. The number and percentage of shares beneficially owned is based on a total of shares outstanding as of February 10, 2021 for the named directors and executive officers and as of December 31, 2020 for the other beneficial owners. Amounts for directors and named executive officers include phantom units outstanding pursuant to the Hess Midstream LP 2017 Long‑Term Incentive Plan that vest within 60 days of February 10, 2021.

	Shares Beneficially Owned by Certain Beneficial Owners
	Class A Shares		Class B Shares(1)		Combined Voting Power(2)
Name of beneficial owner	Number	% of class	Number	% of class	Number	% of class
Entities Affiliated with Hess Midstream GP LP, our general partner (3)	267,314,928	94.00%(4)	266,416,928	100%	267,314,928	94.00%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	2,741,651	15.2%(5)	-	-	2,741,651	*

Directors/Named Executive Officers
John B. Hess(6)	538,800	2.99%	-	-	538,800	*
John A. Gatling	62,758	*	-	-	62,758	*
Jonathan C. Stein	34,420	*	-	-	34,420	*
John P. Rielly	20,000	*	-	-	20,000	*
Gregory P. Hill	4,350	*	-	-	4,350	*
Gerbert G. Schoonman	-	*	-	-	-	*
Timothy B. Goodell	12,500	*	-	-	12,500	*
William J. Brilliant(7)	-	-	-	-	-	-
Scott E. Telesz(7)	-	-	-	-	-	-
Matthew C. Harris(7)	-	-	-	-	-	-
David W. Niemiec	39,920	*	-	-	39,920	*
John P. Reddy	13,830	*	-	-	13,830	*
Stephen J.J. Letwin	21,816	*	-	-	21,816	*
All Directors and Executive Officers as a group (13 persons)	748,394	4.15%	-	-	748,394	*

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

(4)	Assumes the full redemption and exchange of all Class B Units in the Partnership owned by HINDL and Blue Holding, and a corresponding number of Class B Shares, for Class A Shares.
(5)	Based on a Schedule 13G filed with the SEC on January 9, 2021, Invesco Ltd. has sole voting and dispositive power over the Class A shares.
(6)	This amount includes:
•	32,625 Class A Shares owned directly by Mr. Hess, as to which he has sole voting and dispositive power.
•	173,925 Class A Shares held by two family limited liability companies controlled by Mr. Hess, as to which Mr. Hess has sole voting and dispositive power.
•

149,825 Class A Shares held by the Hess Foundation, Inc. of which Mr. Hess is a director and as to which Mr. Hess has sole voting power and shares dispositive power with certain other directors of the foundation

•	182,425 Class A Shares held by a charitable lead annuity trust established under the will of Leon Hess, as to which Mr. Hess has sole voting power and shares dispositive power with other individuals.
(7)

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

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of February 10, 2021, except as otherwise noted, by each of our directors and named executive officers and by all directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	33,134,881(b)(c)(d)(e)	10.74%	964,092
John A. Gatling	18,347	*	10,977
Jonathan C. Stein	47,541	*	23,152
John P. Rielly	427,618	*	148,232
Gregory P. Hill	440,632	*	286,244
Timothy B. Goodell	307,190	*	147,882
Gerbert G. Schoonman	89,520	*	51,614
William J. Brilliant	-	-	-
Scott E. Telesz	-	-	-
Matthew C. Harris	-	-	-
David W. Niemiec	-	-	-
John P. Reddy	-	-	-
Stephen J.J. Letwin	-	-	-
All Directors and Executive Officers as a group (13 persons)	35,094,849	11.41%	1,632,193

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)

These figures include 68,524 shares vested in the name of Mr. Hess, 4,804 shares vested in the name of Mr. Rielly, 6,668 shares vested in the name of Mr. Stein, and 79,996 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 38,419 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 16,301 shares held in escrow under these plans for Mr. Rielly, 5,878 shares held in escrow under these plans for Mr. Gatling, 15,357 shares held in escrow under these plans for Mr. Stein and 109,860 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.

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

e)	This amount includes:
•	233,244 shares owned directly by Mr. Hess
•	960,000 shares held by two trusts for the benefit of Mr. Hess and his children, as to which Mr. Hess is sole trustee and has sole voting and dispositive power
•	28,753 shares held by a family liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•	964,092 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•	68,524 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
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

•

1,647,217 shares held by Mr. Hess’ siblings or their children, or by trusts for the benefit of Mr. Hess’ siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 678,471 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 315,000 of these shares (representing approximately 0.1% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess has no financial or economic interest in the shares pledged by the trusts.

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

As of December 31, 2020, the Sponsors own all of the ownership interests in HIP GP LLC, which owns all of the ownership interests in our general partner and in GP LLC, the general partner of our general partner. As of December 31, 2020, the Sponsors, through their ownership interests in our general partner, own, in the aggregate, 898,000 of our Class A Shares (economic and voting) and 266,416,928 of our Class B Shares (non-economic, voting only). In addition, as of December 31, 2020, the Sponsors own 266,416,928 of Class B Units in Hess Midstream Operations LP, or the Partnership, representing an approximate 93.7% noncontrolling interest in the consolidated entity. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis. The Sponsors obtained their Class A Shares of the Company, Class B Shares of the Company and Class B Units of the Partnership on December 16, 2019 at the closing of the Restructuring.

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

Commercial agreements

Oil and Gas Commercial Agreements

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term (except for a certain gathering subsystem, for which the initial term of the gas gathering agreement is 15 years) and is dated effective January 1, 2014. On December 30, 2020, we exercised our renewal option to extend these commercial agreement for one additional 10‑year term through December 31, 2033 (except for a certain gathering subsystem, for which the additional term of the gas gathering agreement is 5 years). These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection.

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

ITEM 14.Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2020	2019
Audit Fees	$1,434	$1,324
Audit Related Fees	45	86
Tax Fees	-	-
Other Fees	-	-
Total Fees	$1,479	$1,410

Audit Fees for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q and SEC related filings.

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

For the year ended December 31, 2020, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2021.

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

10.5#	Hess Midstream LP 2017 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)
10.6#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020 filed on May 7, 2020)
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

10.12†

Amendment No. 1 to Second Amended and Restated Gas Processing and Fractionation Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess Bakken Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.13†

Amendment No. 1 to Second Amended and Restated Terminal and Export Services Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Export Logistics LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.14†

Amendment No. 1 to Amended and Restated Crude Oil Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.15†

Amendment No. 1 to Second Amended and Restated Gas Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

21.1	Subsidiaries of Hess Midstream LP
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page hereof)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such provisions have been omitted and filed separately with the Securities and Exchange Commission.

# Compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2021.

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

Signature	Title	Date
/s/ John B. Hess	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 22, 2021
John B. Hess

/s/ Jonathan C. Stein	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2021
Jonathan C. Stein
/s/ John P. Rielly	Director and Vice President	February 22, 2021
John P. Rielly
/s/ Gregory P. Hill	Director	February 22, 2021
Gregory P. Hill
/s/ Gerbert Schoonman	Director	February 22, 2021
Gerbert Schoonman
/s/ William J. Brilliant	Director	February 22, 2021
William J. Brilliant
/s/ Scott E. Telesz	Director	February 22, 2021
Scott E. Telesz
/s/ Matthew C. Harris	Director	February 22, 2021
Matthew C. Harris
/s/ David W. Niemiec	Director	February 22, 2021
David W. Niemiec
/s/ John P. Reddy	Director	February 22, 2021
John P. Reddy
/s/ Stephen J.J. Letwin	Director	February 22, 2021
Stephen J.J. Letwin