Form 10-Q
period 2021-03-31
Hess Midstream LP
filed 2021-05-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

25,038,417 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2021.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1.	Financial Statements
	March 31,	December 31,
	2021	2020
(in millions, except share amounts)
Assets
Cash and cash equivalents	$1.5	$2.6
Accounts receivable—affiliate:
From contracts with customers	108.1	93.2
Other current assets	4.2	5.6
Total current assets	113.8	101.4
Equity investments	103.6	108.4
Property, plant and equipment, net	3,094.5	3,111.3
Long-term receivable—affiliate	0.9	0.9
Deferred tax asset	66.4	42.5
Other noncurrent assets	9.4	10.0
Total assets	$3,388.6	$3,374.5
Liabilities
Accounts payable—trade	$20.3	$30.0
Accounts payable—affiliate	18.6	21.0
Accrued liabilities	40.2	54.1
Current maturities of long-term debt	12.5	10.0
Other current liabilities	2.7	9.9
Total current liabilities	94.3	125.0
Long-term debt	1,886.2	1,900.1
Other noncurrent liabilities	23.0	23.4
Total liabilities	2,003.5	2,048.5
Partners' capital
Class A shares (25,038,417 shares issued and outstanding as of March 31, 2021; 18,028,308 shares issued and outstanding as of December 31, 2020)	184.0	125.0
Class B shares (259,516,928 shares issued and outstanding as of March 31, 2021; 266,416,928 shares issued and outstanding as of December 31, 2020)	-	-
Total partners' capital	184.0	125.0
Noncontrolling interest	1,201.1	1,201.0
Total partners' capital	1,385.1	1,326.0
Total liabilities and partners' capital	$3,388.6	$3,374.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(in millions, except per share data)
Revenues
Affiliate services	$288.8	$290.6
Other income	-	0.2
Total revenues	288.8	290.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	59.8	91.9
Depreciation expense	40.2	38.5
General and administrative expenses	6.3	7.6
Total costs and expenses	106.3	138.0
Income from operations	182.5	152.8
Income from equity investments	2.7	2.7
Interest expense, net	23.1	24.8
Income before income tax expense	162.1	130.7
Income tax expense	2.5	1.7
Net income	159.6	129.0
Less: Net income attributable to noncontrolling interest	151.0	122.5
Net income attributable to Hess Midstream LP	$8.6	$6.5

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.45	$0.37
Diluted:	$0.43	$0.35
Weighted average Class A shares outstanding
Basic:	19.3	18.0
Diluted:	19.4	18.0

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(in millions)
Net income	$159.6	$129.0
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	-	(0.2)
Total other comprehensive income	-	(0.2)
Comprehensive income	159.6	128.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	151.0	122.3
Comprehensive income attributable to Hess Midstream LP	$8.6	$6.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0
Net income	8.6	-	151.0	-	159.6
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	-	(127.3)
Recognition of deferred tax asset	26.4	-	-	-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$-	$1,385.1

Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(in millions)
Cash flows from operating activities
Net income	$159.6	$129.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	40.2	38.5
(Gain) loss on interest rate swaps	-	(0.2)
(Income) loss from equity investments	(2.7)	(2.7)
Distributions from equity investments	7.5	-
Amortization of deferred financing costs	1.7	1.8
Equity-based compensation expense	0.4	0.5
Deferred income tax expense (benefit)	2.5	1.7
Changes in assets and liabilities:
Accounts receivable – affiliate	(14.9)	(19.1)
Other current and noncurrent assets	1.4	1.2
Accounts payable – trade	(9.7)	7.3
Accounts payable – affiliate	(1.9)	(2.8)
Accrued liabilities	(10.8)	(9.2)
Other current and noncurrent liabilities	(7.9)	(5.8)
Net cash provided by (used in) operating activities	165.4	140.2
Cash flows from investing activities
Additions to property, plant and equipment	(26.7)	(78.1)
Net cash provided by (used in) investing activities	(26.7)	(78.1)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(10.0)	60.0
Bank borrowings with maturities of greater than 90 days
Repayments	(2.5)	-
Financing costs	-	(1.3)
Distributions to shareholders	(8.2)	(7.6)
Distributions to noncontrolling interest	(119.1)	(113.4)
Net cash provided by (used in) financing activities	(139.8)	(62.3)
Increase (decrease) in cash and cash equivalents	(1.1)	(0.2)
Cash and cash equivalents, beginning of period	2.6	3.3
Cash and cash equivalents, end of period	$1.5	$3.1
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$3.6	$21.1
Recognition of deferred tax asset	$26.4	$-

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream LP (“the Company”) is a fee-based, growth-oriented, Delaware limited partnership that operates, develops and acquires a diverse set of midstream assets and provides fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner that is owned 50/50 by Hess and GIP II Blue Holding Partnership, L.P. (“GIP” and together with Hess, the “Sponsors”).

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

Note 2.  Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2021 and December 31, 2020, the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2020.

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership.  This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 91.2% interest in the Partnership retained by Hess and GIP at March 31, 2021 and 93.7% at December 31, 2020.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Equity Offering

On March 15, 2021, the Sponsors completed an underwritten public equity offering of 6,900,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of $139.9 million, after deducting underwriting discounts; we did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by the Sponsors by exchanging to us 6,900,000 of their Class B Units in the Partnership, together with an equal number of our Class B Shares. As a result of the exchange, Hess Midstream LP’s consolidated ownership in the Partnership increased from 6.3% at December 31, 2020 to 8.8% at March 31, 2021. Hess Midstream LP retained control in the Partnership based on the delegation of control provisions, as described above in Note 2, Basis of Presentation. As a result of the transaction, we recognized an adjustment to the carrying amount of noncontrolling interest and Class A shareholders’ capital balance of $31.8 million to reflect the change in ownership interest. In addition, we recognized an additional deferred tax asset of $26.4 million for the temporary differences related to the change between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

Note 4.  Related Party Transactions

Commercial Agreements

Effective January 1, 2014, we entered into long-term fee-based (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, and (v) terminal and export services agreements with certain subsidiaries of Hess. Effective January 1, 2019, we entered into long-term fee-based water services agreements with a subsidiary of Hess. For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Hess’ nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan shall not be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term of our commercial agreements, Hess will continue to have MVCs equal to 80% of Hess’ nominations in each development plan that apply on a three-year rolling basis through the Secondary Term.

For the three months ended March 31, 2021 and 2020, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2021	2020
(in millions)
Oil and gas gathering services	$128.7	$117.4
Processing and storage services	103.5	96.8
Terminaling and export services	32.6	52.2
Water gathering and disposal services	24.0	24.2
Total revenues from contracts with customers	$288.8	$290.6
Other income	-	0.2
Total revenues	$288.8	$290.8

During the three months ended March 31, 2021 and 2020, we earned $13.4 million and $1.0 million, respectively, of MVC shortfall fee payments.

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2021	2020
(in millions)
Produced water trucking and disposal costs	$9.4	$16.6
Electricity fees	9.3	9.5
Rail transportation costs	0.1	23.2
Total	$18.8	$49.3

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2021 and 2020, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(in millions)
Operating and maintenance expenses	$15.7	$15.5
General and administrative expenses	4.2	3.8
Total	$19.9	$19.3

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2021 and 2020, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2021	2020
(in millions)
Processing fee incurred	$6.9	$6.4
Earnings from equity investments	2.7	2.7
Distributions received from equity investments	7.5	-

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2021	December 31, 2020
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,478.7	$1,470.6
Compressors, pumping stations and terminals	22 to 25 years	786.7	778.6
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.3
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	189.3	189.0
Logistics facilities and railcars	20 to 25 years	386.5	386.2
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	22.1	20.9
Construction-in-progress	N/A	232.6	227.3
Total property, plant and equipment, at cost		4,186.0	4,162.7
Accumulated depreciation		(1,091.5)	(1,051.4)
Property, plant and equipment, net		$3,094.5	$3,111.3

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2021	December 31, 2020
(in millions)
Accrued interest	$13.9	$18.0
Accrued capital expenditures	10.5	13.6
Other accruals	15.8	22.5
Total	$40.2	$54.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Fixed‑Rate Senior Notes

As of March 31, 2021, the Partnership had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of March 31, 2021, the Partnership had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2021, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2021, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2021, borrowings of $174.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $397.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2021, the Partnership was in compliance with these financial covenants.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

At March 31, 2021, our total debt had a carrying value of $1,898.7 million and had a fair value of approximately $1,949.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2021, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8.  Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020	February 4, 2021	February 12, 2021	$0.4471
First Quarter 2021(1)	May 3, 2021	May 13, 2021	$0.4526

(1) For more information, see Note 14, Subsequent Events.

Note 9.  Equity‑Based Compensation

Equity‑based award activity for the three months ended March 31, 2021 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2020	228,344	$13.78
Granted	78,347	22.40
Vested	(110,109)	14.91
Outstanding and unvested shares at March 31, 2021	196,582	$16.58

As of March 31, 2021, $3.0 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.3 years.

Note 10.  Earnings per Share

We calculate earnings per Class A Share as we do not have any other participating securities. Substantially all of income tax expense is attributed to earnings of Class A Shares reflective of our organizational structure. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis. In addition, our restricted equity-based awards may have a dilutive effect on our earnings per share. Diluted earnings per Class A Share are calculated using the “treasury stock method” or “if-converted method”, whichever is more dilutive.

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Net income	$159.6	$129.0
Less: Net income attributable to noncontrolling interest	151.0	122.5
Net income attributable to Hess Midstream LP	8.6	6.5
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.45	$0.37
Diluted:	$0.43	$0.35
Weighted average Class A shares outstanding:
Basic:	19.3	18.0
Diluted:	19.4	18.0

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2021 and 2020 the weighted average number of Class A shares outstanding included 122,222 and 52,442 dilutive restricted shares, respectively.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2021 and 2020.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2021, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.8 million and $3.1 million, respectively, compared with $0.9 million and $3.1 million, respectively, as of December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2021
Revenues and other income	$152.7	$103.5	$32.6	$-	$288.8
Net income (loss)	92.4	70.9	24.0	(27.7)	159.6
Net income (loss) attributable to Hess Midstream LP	6.4	4.8	1.6	(4.2)	8.6
Depreciation expense	24.9	11.2	4.1	-	40.2
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	23.1	23.1
Income tax expense	-	-	-	2.5	2.5
Adjusted EBITDA	117.3	83.4	28.1	(2.1)	226.7
Capital expenditures*	19.4	3.7	-	-	23.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2020
Revenues and other income	$141.6	$97.0	$52.2	$-	$290.8
Net income (loss)	75.9	62.7	20.7	(30.3)	129.0
Net income (loss) attributable to Hess Midstream LP	4.8	4.0	1.3	(3.6)	6.5
Depreciation expense	23.3	11.2	4.0	-	38.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	24.8	24.8
Income tax expense	-	-	-	1.7	1.7
Adjusted EBITDA	99.2	75.2	24.7	(3.8)	195.3
Capital expenditures*	15.8	41.1	0.1	-	57.0

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	March 31, 2021	December 31, 2020
(in millions)
Gathering	$1,859.3	$1,856.2
Processing and Storage(1)	1,161.6	1,170.3
Terminaling and Export	290.0	292.3
Interest and Other	77.7	55.7
Total assets	$3,388.6	$3,374.5
(1)	Includes investment in equity investees of $103.6 million as of March 31, 2021 and $108.4 million as of December 31, 2020.

Note 14.  Subsequent Events

On April 23, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.4526 per Class A share for the quarter ended March 31, 2021, a 1.2% increase compared to the distribution on the Class A shares for the quarter ended December 31, 2020, which equals a 5% increase on an annualized basis. The distribution will be payable on May 13, 2021, to shareholders of record as of the close of business on May 3, 2021. Simultaneously, the Partnership will make a distribution of $0.4526 per Class B unit of the Partnership to the Sponsors as holders of an aggregate of 259,516,928 Class B units of the Partnership.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2020 (our “2020 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2020 Annual Report.

Overview

We are a fee-based, growth-oriented, limited partnership that owns, operates, develops and acquires a diverse set of midstream assets and provide fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner that is owned 50/50 by Hess and GIP II Blue Holding Partnership, L.P. (“GIP” and together with Hess, the “Sponsors”). Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken.

On March 15, 2021, the Sponsors completed an underwritten public equity offering of 6,900,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of $139.9 million, after deducting underwriting discounts; the Company did not receive any proceeds in the offering.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2021 included:

•	Consolidated net income of $159.6 million;
•	Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $8.6 million, or $0.45 per Class A share;
•	Net cash provided by operating activities of $165.4 million;
•	Adjusted EBITDA of $226.7 million;
•	Distributable cash flow of $204.6 million;
•	Cash distribution of $0.4526 per Class A share, declared on April 23, 2021;

Revenues and other income in the first quarter of 2021 were $288.8 million compared with $290.8 million in the prior-year quarter. First quarter 2021 revenues and other income decreased $2.0 million compared with the prior-year quarter driven by lower passthrough revenues, including rail transportation, electricity, and produced water trucking and disposal, of $30.5 million, partially offset by $28.5 million primarily related to higher tariff rates. Total costs and expenses in the first quarter of 2021 were $106.3 million down from $138.0 million in the prior-year quarter. The decrease was primarily attributable to lower passthrough costs of $30.5 million, for which we recognize revenues in the same amount, as described above, and lower other costs of $1.2 million. As a result, consolidated net income increased $30.6 million and Adjusted EBITDA increased $31.4 million.

Throughput volumes decreased 23% for crude oil terminaling and 22% for crude oil gathering in the first quarter of 2021 compared with the first quarter of 2020 due to reduced drilling activity and the impact of severe winter weather. Throughput volumes decreased 6% for gas gathering and gas processing in the first quarter of 2021 compared with the first quarter of 2020 driven by lower third-party volumes, partially offset by higher gas capture of Hess volumes. The impact of the reduction in physical volumes in the first quarter of 2021 compared to the first quarter of 2020 was offset by higher tariff rates and shortfall fee payments related to minimum volume commitments. Water gathering volumes increased 30% compared with the year-ago quarter reflecting continued steady organic growth of our water handling business

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

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

These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the secondary term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure. See Note 4, Related Party Transactions for additional description of our commercial agreements.

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

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash, non‑recurring items, if applicable. We define distributable cash flow as Adjusted EBITDA less net interest, excluding amortization of deferred financing costs, cash paid for federal and state income taxes and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We use Adjusted EBITDA and distributable cash flow to analyze our liquidity and performance.

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

We believe that the presentation of Adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results of operations for the three months ended March 31, 2021 and 2020 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$152.7	$103.5	$32.6	$-	$288.8
Total revenues	152.7	103.5	32.6	-	288.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	33.0	22.5	4.3	-	59.8
Depreciation expense	24.9	11.2	4.1	-	40.2
General and administrative expenses	2.4	1.6	0.2	2.1	6.3
Total costs and expenses	60.3	35.3	8.6	2.1	106.3
Income (loss) from operations	92.4	68.2	24.0	(2.1)	182.5
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	23.1	23.1
Income (loss) before income tax expense (benefit)	92.4	70.9	24.0	(25.2)	162.1
Income tax expense	-	-	-	2.5	2.5
Net income (loss)	92.4	70.9	24.0	(27.7)	159.6
Less: Net income (loss) attributable to noncontrolling interest	86.0	66.1	22.4	(23.5)	151.0
Net income (loss) attributable to Hess Midstream LP	$6.4	$4.8	$1.6	$(4.2)	$8.6

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	117				117
Gas processing (MMcf/d)(1)		302			302
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	70				70

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$141.6	$96.8	$52.2	$-	$290.6
Other income	-	0.2	-	-	0.2
Total revenues	141.6	97.0	52.2	-	290.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	40.4	24.2	27.3	-	91.9
Depreciation expense	23.3	11.2	4.0	-	38.5
General and administrative expenses	2.0	1.6	0.2	3.8	7.6
Total costs and expenses	65.7	37.0	31.5	3.8	138.0
Income (loss) from operations	75.9	60.0	20.7	(3.8)	152.8
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	24.8	24.8
Income (loss) before income tax expense (benefit)	75.9	62.7	20.7	(28.6)	130.7
Income tax expense	-	-	-	1.7	1.7
Net Income (loss)	75.9	62.7	20.7	(30.3)	129.0
Less: Net income (loss) attributable to noncontrolling interest	71.1	58.7	19.4	(26.7)	122.5
Net income (loss) attributable to Hess Midstream Partners LP	$4.8	$4.0	$1.3	$(3.6)	$6.5

Throughput volumes
Gas gathering (MMcf/d)(1)	336				336
Crude oil gathering (MBbl/d)(2)	150				150
Gas processing (MMcf/d)(1)		322			322
Crude oil terminaling (MBbl/d)(2)			163		163
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	54				54
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $11.1 million in the first quarter of 2021 compared to the first quarter of 2020, of which $14.6 million is attributable to higher tariff rates, $7.1 million is attributable to higher water services revenue and $1.0 million is attributable to higher gas gathering and compression volumes. This increase is partially offset by $7.2 million attributable to lower third-party produced water trucking and disposal pass-through revenues attributable to more operated water disposal facilities coming on-line and being utilized and $4.4 million attributable to lower crude oil gathering volumes driven by reduced drilling activity and the impact of severe winter weather. Operating and maintenance expenses decreased $7.4 million primarily due to lower produced water trucking and disposal pass-through costs. Depreciation expense increased $1.6 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $6.5 million in the first quarter of 2021 compared to the first quarter of 2020, of which $15.2 million is attributable to higher tariff rates, partially offset by $8.5 million lower volumes driven by lower third-party volumes and $0.2 million lower other income.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses decreased $1.7 million, of which $1.2 million is attributable to lower maintenance activity, $1.1 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $0.4 million is attributable to lower property taxes. This decrease is partially offset by $1.0 million attributable to higher third-party processing fees.

Terminaling and Export

Revenues and other income decreased $19.6 million in the first quarter of 2021 compared to the first quarter of 2020, of which $23.1 million is attributable to lower rail transportation pass‑through revenues and $1.6 million is attributable to lower throughput volumes. This decrease is partially offset by $5.1 million attributable to higher tariff rates. Operating and maintenance expenses decreased $23.0 million primarily attributable to lower rail transportation pass-through costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

General and administrative expenses decreased $1.7 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to lower professional fees. Interest expense, net of interest income, decreased $1.7 million in the same periods primarily attributable to lower floating rates on our credit facilities.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Subsequently, in the first quarter of 2021, Hess increased its rig count in the Bakken to 2 rigs. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	March 31,
(in millions)	2021	2020
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$159.6	$129.0
Plus:
Depreciation expense	40.2	38.5
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	23.1	24.8
Income tax expense (benefit)	2.5	1.7
Adjusted EBITDA	$226.7	$195.3
Less:
Interest, net(1)	21.4	23.3
Maintenance capital expenditures	0.7	1.7
Distributable cash flow	$204.6	$170.3

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$165.4	$140.2
Changes in assets and liabilities	43.8	28.4
Amortization of deferred financing costs	(1.7)	(1.8)
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	23.1	24.8
Distribution from equity investments	(7.5)	-
Earnings from equity investments	2.7	2.7
Other	(0.4)	(0.3)
Adjusted EBITDA	$226.7	$195.3
Less:
Interest, net(1)	21.4	23.3
Maintenance capital expenditures	0.7	1.7
Distributable cash flow	$204.6	$170.3
(1)	Excludes amortization of deferred financing costs.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of additional debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 23, 2021, we declared a quarterly cash distribution of $0.4526 per Class A share, to be paid on May 13, 2021 to shareholders of record on May 3, 2021. Simultaneously, the Partnership will make a distribution of $0.4526 per Class B unit of the Partnership to the Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

Fixed‑Rate Senior Notes

As of March 31, 2021, we had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of March 31, 2021, we had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2021, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2021, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2021, borrowings of $174.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $397.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2021, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $25.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The change in operating cash flows resulted primarily from a decrease in cash operating expenses of $35.1 million and an increase in distributions received from equity investments of $7.5 million, partially offset by a use of cash of $15.4 million from changes in working capital and a decrease in revenues and other income of $2.0 million.

PART I – FINANCIAL INFORMATION (CONT’D)

Investing Activities. Net cash used in investing activities decreased $51.4 million for the three months ended March 31, 2021 compared to the same period in 2020 due to lower payments for capital expenditures.

Financing Activities. Net cash used in financing activities increased $77.5 million for the three months ended March 31, 2021 compared to the same period in 2020 as a result of lower net borrowings of $71.2 million, net of any changes in financing costs, and higher distributions to shareholders and noncontrolling interest of $6.3 million.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2021	2020
(in millions)
Expansion capital expenditures	$22.4	$55.3
Maintenance capital expenditures	0.7	1.7
Total capital expenditures	23.1	57.0
(Increase) decrease in accrued capital expenditures	3.1	(5.9)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	0.5	27.0
Additions to property, plant and equipment	$26.7	$78.1

Capital expenditures in 2021 are primarily attributable to continued expansion of our gathering and compression capacity. Capital expenditures in the prior year were primarily attributable to construction and fabrication activities for the Tioga Gas Plant expansion.

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

•	liability resulting from litigation; and
•	other factors described in Item 1A—Risk Factors in our Annual Report on Form 10-K, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2021, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2021, our total debt had a carrying value of $1,898.7 million and a fair value of approximately $1,949.3 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $49.0 million or $33.0 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4.	Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2021, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2021.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

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

Date: May 6, 2021