Form 10-Q
period 2021-06-30
Hess Midstream LP
filed 2021-08-02
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

25,038,417 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2021.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1.	Financial Statements
	June 30,	December 31,
	2021	2020
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.8	$2.6
Accounts receivable—affiliate:
From contracts with customers	105.2	93.2
Other current assets	1.4	5.6
Total current assets	110.4	101.4
Equity investments	102.5	108.4
Property, plant and equipment, net	3,100.7	3,111.3
Long-term receivable—affiliate	0.9	0.9
Deferred tax asset	62.8	42.5
Other noncurrent assets	9.1	10.0
Total assets	$3,386.4	$3,374.5
Liabilities
Accounts payable—trade	$21.5	$30.0
Accounts payable—affiliate	22.3	21.0
Accrued liabilities	62.7	54.1
Current maturities of long-term debt	15.0	10.0
Other current liabilities	5.5	9.9
Total current liabilities	127.0	125.0
Long-term debt	1,817.3	1,900.1
Other noncurrent liabilities	23.5	23.4
Total liabilities	1,967.8	2,048.5
Partners' capital
Class A shares (25,038,417 shares issued and outstanding as of June 30, 2021; 18,028,308 shares issued and outstanding as of December 31, 2020)	184.0	125.0
Class B shares (259,516,928 shares issued and outstanding as of June 30, 2021; 266,416,928 shares issued and outstanding as of December 31, 2020)	-	-
Total partners' capital	184.0	125.0
Noncontrolling interest	1,234.6	1,201.0
Total partners' capital	1,418.6	1,326.0
Total liabilities and partners' capital	$3,386.4	$3,374.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions, except per share data)
Revenues
Affiliate services	$294.8	$269.8	$583.6	$560.4
Other income	-	-	-	0.2
Total revenues	294.8	269.8	583.6	560.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	63.6	95.0	123.4	186.9
Depreciation expense	40.4	38.9	80.6	77.4
General and administrative expenses	5.2	4.1	11.5	11.7
Total costs and expenses	109.2	138.0	215.5	276.0
Income from operations	185.6	131.8	368.1	284.6
Income from equity investments	2.9	0.9	5.6	3.6
Interest expense, net	22.9	23.3	46.0	48.1
Gain on sale of property, plant and equipment	-	0.1	-	0.1
Income before income tax expense	165.6	109.5	327.7	240.2
Income tax expense	3.6	1.7	6.1	3.4
Net income	162.0	107.8	321.6	236.8
Less: Net income attributable to noncontrolling interest	151.0	102.5	302.0	225.0
Net income attributable to Hess Midstream LP	$11.0	$5.3	$19.6	$11.8

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.44	$0.29	$0.89	$0.66
Diluted:	$0.44	$0.29	$0.87	$0.64
Weighted average Class A shares outstanding
Basic:	25.0	18.0	22.2	18.0
Diluted:	25.1	18.1	22.3	18.1

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Net income	$162.0	$107.8	$321.6	$236.8
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	-	(0.2)	-	(0.4)
Total other comprehensive income	-	(0.2)	-	(0.4)
Comprehensive income	162.0	107.6	321.6	236.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	151.0	102.3	302.0	224.6
Comprehensive income attributable to Hess Midstream LP	$11.0	$5.3	$19.6	$11.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0
Net income	8.6	-	151.0	-	159.6
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	-	(127.3)
Recognition of deferred tax asset	26.4	-	-	-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$-	$1,385.1
Net income	11.0	-	151.0	-	162.0
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4526 per share	(11.3)	-	(117.5)	-	(128.8)
Balance at June 30, 2021	$184.0	$-	$1,234.6	$-	$1,418.6

Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4
Net income	5.3	-	102.5	-	107.8
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4310 per share	(7.9)	-	(114.8)	-	(122.7)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Hess Water Services Acquisition Final Settlement	-	-	1.6	-	1.6
Balance at June 30, 2020	$128.2	$-	$1,199.0	$-	$1,327.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
(in millions)
Cash flows from operating activities
Net income	$321.6	$236.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	80.6	77.4
(Gain) loss on sale of property, plant and equipment	-	(0.1)
(Gain) loss on interest rate swaps	-	(0.4)
(Income) loss from equity investments	(5.6)	(3.6)
Distributions from equity investments	11.5	3.8
Amortization of deferred financing costs	3.4	3.5
Equity-based compensation expense	0.7	0.8
Deferred income tax expense (benefit)	6.1	3.4
Changes in assets and liabilities:
Accounts receivable – affiliate	(12.0)	3.1
Other current and noncurrent assets	3.9	4.0
Accounts payable – trade	(8.5)	5.8
Accounts payable – affiliate	(1.0)	(3.0)
Accrued liabilities	(5.9)	(10.0)
Other current and noncurrent liabilities	(4.8)	(3.9)
Net cash provided by (used in) operating activities	390.0	317.6
Cash flows from investing activities
Additions to property, plant and equipment	(52.7)	(147.1)
Proceeds from sale of property, plant and equipment	-	0.1
Net cash provided by (used in) investing activities	(52.7)	(147.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(75.0)	72.0
Repayments of bank borrowings with maturities of greater than 90 days	(5.0)	-
Financing costs	-	(1.3)
Distributions to shareholders	(19.5)	(15.5)
Distributions to noncontrolling interest	(236.6)	(228.2)
Hess Water Services Acquisition Final Settlement	-	1.6
Net cash provided by (used in) financing activities	(336.1)	(171.4)
Increase (decrease) in cash and cash equivalents	1.2	(0.8)
Cash and cash equivalents, beginning of period	2.6	3.3
Cash and cash equivalents, end of period	$3.8	$2.5
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(16.8)	$11.3
Recognition of deferred tax asset	$26.4	$-

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

Note 2.  Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2021 and December 31, 2020, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the consolidated cash flows for the six months ended June 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership.  This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 91.2% interest in the Partnership retained by Hess and GIP at June 30, 2021 and 93.7% at December 31, 2020. See Note 14, Subsequent Events, for a description of change in noncontrolling interest related to the announced repurchase of Class B units of the Partnership from our Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Equity Offering

On March 15, 2021, the Sponsors completed an underwritten public equity offering of 6,900,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of $139.9 million, after deducting underwriting discounts; we did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by the Sponsors by exchanging to us 6,900,000 of their Class B Units in the Partnership, together with an equal number of our Class B Shares. As a result of the exchange, Hess Midstream LP’s consolidated ownership in the Partnership increased from 6.3% at December 31, 2020 to 8.8% at June 30, 2021. Hess Midstream LP retained control in the Partnership based on the delegation of control provisions, as described above in Note 2, Basis of Presentation. As a result of the transaction, we recognized an adjustment to the carrying amount of noncontrolling interest and Class A shareholders’ capital balance of $31.8 million to reflect the change in ownership interest. In addition, we recognized an additional deferred tax asset of $26.4 million for the temporary differences related to the change between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

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

For the three and six months ended June 30, 2021 and 2020, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Oil and gas gathering services	$133.4	$113.1	$262.1	$230.5
Processing and storage services	105.3	86.8	208.8	183.6
Terminaling and export services	34.9	46.6	67.5	98.8
Water gathering and disposal services	21.2	23.3	45.2	47.5
Total revenues from contracts with customers	$294.8	$269.8	$583.6	$560.4
Other income	-	-	-	0.2
Total revenues	$294.8	$269.8	$583.6	$560.6

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Oil and gas gathering services	$9.4	$2.9	$16.9	$2.9
Terminaling and export services	7.7	-	12.7	-
Water gathering and disposal services	1.6	0.2	2.5	1.2
Total	$18.7	$3.1	$32.1	$4.1

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Electricity fees	$9.9	$9.9	$19.2	$19.4
Produced water trucking and disposal costs	8.7	15.0	18.1	31.6
Rail transportation costs	-	21.1	0.1	44.3
Total	$18.6	$46.0	$37.4	$95.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2021 and 2020, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Operating and maintenance expenses	$15.8	$15.3	$31.5	$30.8
General and administrative expenses	3.6	3.5	7.8	7.3
Total	$19.4	$18.8	$39.3	$38.1

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2021 and 2020, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Processing fee incurred	$7.1	$5.0	$14.0	$11.4
Earnings from equity investments	2.9	0.9	5.6	3.6
Distributions received from equity investments	4.0	3.8	11.5	3.8

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2021	December 31, 2020
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,480.9	$1,470.6
Compressors, pumping stations and terminals	22 to 25 years	797.7	778.6
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.3
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	189.3	189.0
Logistics facilities and railcars	20 to 25 years	386.5	386.2
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	22.0	20.9
Construction-in-progress	N/A	265.9	227.3
Total property, plant and equipment, at cost		4,232.4	4,162.7
Accumulated depreciation		(1,131.7)	(1,051.4)
Property, plant and equipment, net		$3,100.7	$3,111.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2021	December 31, 2020
(in millions)
Accrued capital expenditures	$28.1	$13.6
Accrued interest	18.0	18.0
Other accruals	16.6	22.5
Total	$62.7	$54.1

Note 7.  Debt and Interest Expense

Fixed‑Rate Senior Notes

As of June 30, 2021, the Partnership had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of June 30, 2021, the Partnership had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2021, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2021, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.   Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2021, borrowings of $109.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $395.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2021, the Partnership was in compliance with these financial covenants.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

At June 30, 2021, our total debt had a carrying value of $1,832.3 million and had a fair value of approximately $1,911.7 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2021, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8.  Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020	February 4, 2021	February 12, 2021	$0.4471
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021(1)	August 9, 2021	August 13, 2021	$0.5042

(1) For more information, see Note 14, Subsequent Events.

Note 9.  Equity‑Based Compensation

Equity‑based award activity for the six months ended June 30, 2021 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2020	228,344	$13.78
Granted	78,347	22.40
Vested	(110,109)	14.91
Outstanding and unvested shares at June 30, 2021	196,582	$16.58

As of June 30, 2021, $2.6 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.1 years.

Note 10.  Earnings per Share

We calculate earnings per Class A Share as we do not have any other participating securities. Substantially all of income tax expense is attributed to earnings of Class A Shares reflective of our organizational structure. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis. In addition, our restricted equity-based awards may have a dilutive effect on our earnings per share. Diluted earnings per Class A Share are calculated using the “treasury stock method” or “if-converted method,” whichever is more dilutive.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income	$162.0	$107.8	$321.6	$236.8
Less: Net income attributable to noncontrolling interest	151.0	102.5	302.0	225.0
Net income attributable to Hess Midstream LP	11.0	5.3	19.6	11.8
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.44	$0.29	$0.89	$0.66
Diluted:	$0.44	$0.29	$0.87	$0.64
Weighted average Class A shares outstanding:
Basic:	25.0	18.0	22.2	18.0
Diluted:	25.1	18.1	22.3	18.1

For the three and six months ended June 30, 2021 the weighted average number of Class A shares outstanding included 77,748 and 99,985 dilutive restricted shares, respectively, compared with 77,845 and 65,144 dilutive restricted shares for the three and six months ended June 30, 2020, respectively.

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2021 and 2020.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2021, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.7 million and $3.1 million, respectively, compared with $0.9 million and $3.1 million, respectively, as of December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2021
Revenues and other income	$154.6	$105.3	$34.9	$-	$294.8
Net income (loss)	92.4	71.6	26.1	(28.1)	162.0
Net income (loss) attributable to Hess Midstream LP	8.1	6.3	2.4	(5.8)	11.0
Depreciation expense	25.2	11.2	4.0	-	40.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.9	-	-	2.9
Interest expense, net	-	-	-	22.9	22.9
Income tax expense	-	-	-	3.6	3.6
Adjusted EBITDA	117.6	84.1	30.1	(1.6)	230.2
Capital expenditures*	38.2	8.1	0.1	-	46.4

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2020
Revenues and other income	$136.4	$86.8	$46.6	$-	$269.8
Net income (loss)	71.7	45.8	15.9	(25.6)	107.8
Net income (loss) attributable to Hess Midstream LP	4.6	2.8	1.0	(3.1)	5.3
Depreciation expense	23.7	11.2	4.0	-	38.9
Proportional share of equity affiliates' depreciation	-	1.2	-	-	1.2
Income from equity investments	-	0.9	-	-	0.9
Interest expense, net	-	-	-	23.3	23.3
Income tax expense	-	-	-	1.7	1.7
Gain on sale of plant, property and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	95.3	58.2	19.9	(0.6)	172.8
Capital expenditures*	25.9	52.7	0.2	-	78.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2021
Revenues and other income	$307.3	$208.8	$67.5	$-	$583.6
Net income (loss)	184.8	142.5	50.1	(55.8)	321.6
Net income (loss) attributable to Hess Midstream LP	14.5	11.1	4.0	(10.0)	19.6
Depreciation expense	50.1	22.4	8.1	-	80.6
Proportional share of equity affiliates' depreciation	-	2.6	-	-	2.6
Income from equity investments	-	5.6	-	-	5.6
Interest expense, net	-	-	-	46.0	46.0
Income tax expense	-	-	-	6.1	6.1
Adjusted EBITDA	234.9	167.5	58.2	(3.7)	456.9
Capital expenditures*	57.6	11.8	0.1	-	69.5

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2020
Revenues and other income	$278.0	$183.8	$98.8	$-	$560.6
Net income (loss)	147.6	108.5	36.6	(55.9)	236.8
Net income (loss) attributable to Hess Midstream LP	9.4	6.8	2.3	(6.7)	11.8
Depreciation expense	47.0	22.4	8.0	-	77.4
Proportional share of equity affiliates' depreciation	-	2.5	-	-	2.5
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	48.1	48.1
Income tax expense (benefit)	-	-	-	3.4	3.4
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	194.5	133.4	44.6	(4.4)	368.1
Capital expenditures*	41.7	93.8	0.3	-	135.8

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	June 30, 2021	December 31, 2020
(in millions)
Gathering	$1,869.3	$1,856.2
Processing and Storage(1)	1,153.6	1,170.3
Terminaling and Export	287.9	292.3
Interest and Other	75.6	55.7
Total assets	$3,386.4	$3,374.5
(1)	Includes investment in equity investees of $102.5 million as of June 30, 2021 and $108.4 million as of December 31, 2020.

Note 14.  Subsequent Events

On July 28, 2021, we announced that the board of directors of our general partner declared a quarterly cash distribution of $0.5042 per Class A share for the quarter ended June 30, 2021. The distribution represents an approximate 11% increase compared to the distribution for the quarter ended March 31, 2021, consisting of a 10% announced increase in addition to a quarterly increase consistent with the Company’s targeted 5% growth in annual distributions per Class A share.   The distribution will be payable on August 13, 2021, to shareholders of record as of the close of business on August 9, 2021. Simultaneously, the Partnership will make a distribution of $0.5042 per Class B unit of the Partnership to the Sponsors as holders of an aggregate of 259,516,928 Class B units of the Partnership.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 28, 2021, we announced that the Partnership agreed to repurchase approximately 31 million Class B units of the Partnership from our Sponsors for an aggregate purchase price of $750.0 million, resulting in public ownership of the Company, on a consolidated basis, increasing to approximately 9.5%. The purchase price per Class B unit is $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of our Class A shares through July 27, 2021. The unit repurchase is expected to be completed in August 2021 and funded through debt financing.

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

On July 12, 2021, we commenced a 45-day maintenance turnaround at the Tioga Gas Plant. As a result, in the third quarter of 2021, we expect to incur operating expenses of approximately $15 million and maintenance capital expenditures of approximately $15 million related specifically to the turnaround. We also expect third quarter 2021 gas volumes to be below minimum volume commitment (“MVC”) levels and we expect to receive MVC shortfall fee payments during the turnaround.

On July 28, 2021, we announced that the Partnership agreed to repurchase approximately 31 million Class B units of the Partnership from our Sponsors for an aggregate purchase price of $750.0 million, resulting in public ownership of the Company, on a consolidated basis, increasing to approximately 9.5%. The purchase price per Class B unit is $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of our Class A shares through July 27, 2021. The unit repurchase is expected to be completed in August 2021 and funded through debt financing.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2021 included:

•	Consolidated net income of $162.0 million;
•	Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $11.0 million, or $0.44 per Class A share;
•	Net cash provided by operating activities of $224.6 million;
•	Adjusted EBITDA of $230.2 million;
•	Distributable cash flow of $207.5 million;
•

Cash distribution of $0.5042 per Class A share announced on July 28, 2021, an approximate 11% increase compared to the distribution for the first quarter 2021, consisting of a 10% announced increase in addition to a quarterly increase consistent with the Company’s targeted 5% growth in annual distributions per Class A share.

PART I – FINANCIAL INFORMATION (CONT’D)

Revenues and other income in the second quarter of 2021 were $294.8 million compared with $269.8 million in the prior-year quarter. Second quarter 2021 revenues and other income were up $25.0 million compared to the prior-year quarter primarily due to higher minimum volume commitment levels and tariff rates of $52.4 million, partially offset by lower pass-through revenues, including rail transportation, electricity, and produced water trucking and disposal, of $27.4 million. Total costs and expenses in the second quarter of 2021 were $109.2 million, down from $138.0 million in the prior-year quarter. The decrease was primarily attributable to lower pass-through costs of $27.4 million, for which we recognize revenues in the same amount, as described above, and lower other costs of $1.4 million. As a result, consolidated net income increased $54.2 million and Adjusted EBITDA increased $57.4 million.

Throughput volumes increased 6% for gas gathering and 5% for gas processing in the second quarter of 2021 compared with the second quarter of 2020 driven by higher gas capture of Hess volumes. Throughput volumes decreased 21% for crude oil gathering and 19% for crude oil terminaling in the second quarter of 2021 compared with the second quarter of 2020 due to reduced drilling activity. The impact of the reduction in crude oil physical volumes in the second quarter of 2021 compared to the second quarter of 2020 was offset by higher tariff rates and shortfall fee payments related to minimum volume commitments. Water gathering volumes increased 12% compared with the year-ago quarter reflecting continued steady organic growth of our water handling business.

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

Our revenues also include revenues from third-party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results of operations for the three months ended June 30, 2021 and 2020 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$154.6	$105.3	$34.9	$-	$294.8
Total revenues	154.6	105.3	34.9	-	294.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	34.8	24.2	4.6	-	63.6
Depreciation expense	25.2	11.2	4.0	-	40.4
General and administrative expenses	2.2	1.2	0.2	1.6	5.2
Total costs and expenses	62.2	36.6	8.8	1.6	109.2
Income (loss) from operations	92.4	68.7	26.1	(1.6)	185.6
Income from equity investments	-	2.9	-	-	2.9
Interest expense, net	-	-	-	22.9	22.9
Income (loss) before income tax expense (benefit)	92.4	71.6	26.1	(24.5)	165.6
Income tax expense	-	-	-	3.6	3.6
Net income (loss)	92.4	71.6	26.1	(28.1)	162.0
Less: Net income (loss) attributable to noncontrolling interest	84.3	65.3	23.7	(22.3)	151.0
Net income (loss) attributable to Hess Midstream LP	$8.1	$6.3	$2.4	$(5.8)	$11.0

Throughput volumes
Gas gathering (MMcf/d)(1)	325				325
Crude oil gathering (MBbl/d)(2)	111				111
Gas processing (MMcf/d)(1)		304			304
Crude oil terminaling (MBbl/d)(2)			116		116
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	74				74

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$136.4	$86.8	$46.6	$-	$269.8
Total revenues	136.4	86.8	46.6	-	269.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	39.5	29.0	26.5	-	95.0
Depreciation expense	23.7	11.2	4.0	-	38.9
General and administrative expenses	1.6	1.7	0.2	0.6	4.1
Total costs and expenses	64.8	41.9	30.7	0.6	138.0
Income (loss) from operations	71.6	44.9	15.9	(0.6)	131.8
Income from equity investments	-	0.9	-	-	0.9
Interest expense, net	-	-	-	23.3	23.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	71.7	45.8	15.9	(23.9)	109.5
Income tax expense	-	-	-	1.7	1.7
Net Income (loss)	71.7	45.8	15.9	(25.6)	107.8
Less: Net income (loss) attributable to noncontrolling interest	67.1	43.0	14.9	(22.5)	102.5
Net income (loss) attributable to Hess Midstream Partners LP	$4.6	$2.8	$1.0	$(3.1)	$5.3

Throughput volumes
Gas gathering (MMcf/d)(1)	307				307
Crude oil gathering (MBbl/d)(2)	141				141
Gas processing (MMcf/d)(1)		289			289
Crude oil terminaling (MBbl/d)(2)			144		144
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	66				66
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $18.2 million in the second quarter of 2021 compared to the second quarter of 2020, of which $14.6 million is attributable to higher tariff rates, $6.6 million is attributable to higher gas gathering and compression volumes and higher MVC shortfall fees, and $4.3 million is attributable to higher water services revenue. This increase is partially offset by $6.3 million attributable to lower third-party produced water trucking and disposal pass-through revenues due to more operated water disposal facilities coming on-line and being utilized, and $1.0 million, net of MVC shortfall fees, attributable to lower crude oil gathering volumes driven by reduced drilling activity. Operating and maintenance expenses decreased $4.7 million, of which $6.3 million is attributable to lower produced water trucking and disposal pass-through costs, partially offset by $1.6 million primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $1.5 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $18.5 million in the second quarter of 2021 compared to the second quarter of 2020, of which $15.1 million is attributable to higher tariff rates and $3.4 million is attributable to higher volumes driven by higher gas capture.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses decreased $4.8 million, of which $4.7 million is attributable to lower Tioga Gas Plant turnaround activity compared to the same period last year, $1.7 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $0.9 million is attributable to other maintenance activity. This decrease is partially offset by $2.5 million attributable to higher third-party processing fees.

Terminaling and Export

Revenues and other income decreased $11.7 million in the second quarter of 2021 compared to the second quarter of 2020, of which $21.1 million is attributable to lower rail transportation pass‑through revenues. This decrease is partially offset by $4.8 million attributable to higher tariff rates and $4.6 million primarily attributable to higher MVC shortfall fees. Operating and maintenance expenses decreased $21.9 million primarily attributable to lower rail transportation pass-through costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

General and administrative expenses increased $1.0 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher professional fees.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Results of operations for the six months ended June 30, 2021 and 2020 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$307.3	$208.8	$67.5	$-	$583.6
Total revenues	307.3	208.8	67.5	-	583.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	67.8	46.7	8.9	-	123.4
Depreciation expense	50.1	22.4	8.1	-	80.6
General and administrative expenses	4.6	2.8	0.4	3.7	11.5
Total costs and expenses	122.5	71.9	17.4	3.7	215.5
Income (loss) from operations	184.8	136.9	50.1	(3.7)	368.1
Income from equity investments	-	5.6	-	-	5.6
Interest expense, net	-	-	-	46.0	46.0
Income (loss) before income tax expense (benefit)	184.8	142.5	50.1	(49.7)	327.7
Income tax expense (benefit)	-	-	-	6.1	6.1
Net income (loss)	184.8	142.5	50.1	(55.8)	321.6
Less: Net income (loss) attributable to noncontrolling interest	170.3	131.4	46.1	(45.8)	302.0
Net income (loss) attributable to Hess Midstream LP	$14.5	$11.1	$4.0	$(10.0)	$19.6

Throughput volumes
Gas gathering (MMcf/d)(1)	321				321
Crude oil gathering (MBbl/d)(2)	114				114
Gas processing (MMcf/d)(1)		303			303
Crude oil terminaling (MBbl/d)(2)			121		121
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	72				72
(1)	Million cubic feet per day
(2)	Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$278.0	$183.6	$98.8	$-	$560.4
Other income	-	0.2	-	-	0.2
Total revenues	278.0	183.8	98.8	-	560.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	79.9	53.2	53.8	-	186.9
Depreciation expense	47.0	22.4	8.0	-	77.4
General and administrative expenses	3.6	3.3	0.4	4.4	11.7
Total costs and expenses	130.5	78.9	62.2	4.4	276.0
Income (loss) from operations	147.5	104.9	36.6	(4.4)	284.6
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	48.1	48.1
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	147.6	108.5	36.6	(52.5)	240.2
Income tax expense (benefit)	-	-	-	3.4	3.4
Net Income (loss)	147.6	108.5	36.6	(55.9)	236.8
Less: Net income (loss) attributable to noncontrolling interest	138.2	101.7	34.3	(49.2)	225.0
Net income (loss) attributable to Hess Midstream LP	$9.4	$6.8	$2.3	$(6.7)	$11.8

Throughput volumes
Gas gathering (MMcf/d)(1)	321				321
Crude oil gathering (MBbl/d)(2)	145				145
Gas processing (MMcf/d)(1)		305			305
Crude oil terminaling (MBbl/d)(2)			153		153
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	60				60
(1)	Million cubic feet per day
(2)	Thousand barrels per day

Gathering

Revenues and other income increased $29.3 million in the first six months of 2021 compared to the first six months of 2020, of which $29.2 million is attributable to higher tariff rates, $11.4 million is attributable to higher water services revenue and $7.6 million is attributable to higher gas gathering and compression volumes and higher MVC shortfall fees. This increase is partially offset by $13.5 million attributable to lower third-party produced water trucking and disposal pass-through revenues due to more operated water disposal facilities coming on-line and being utilized and $5.4 million, net of MVC shortfall fees, attributable to lower crude oil gathering volumes driven by reduced drilling activity. Operating and maintenance expenses decreased $12.1 million, of which $13.5 million is attributable to lower produced water trucking and disposal pass-through costs and $3.6 million is attributable to lower project-based maintenance activity. This decrease is partially offset by $3.3 million higher employee costs allocated to us under our omnibus and employee secondment agreements and $1.7 million higher insurance and property tax. Depreciation expense increased $3.1 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $25.0 million in the first six months of 2021 compared to the first six months of 2020, of which $30.3 million is attributable to higher tariff rates, partially offset by $5.1 million attributable to lower volumes primarily due to lower third-party volumes and $0.2 million lower other income.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses decreased $6.5 million, of which $6.4 million is attributable to lower Tioga Gas Plant turnaround activity compared to the same period last year, $2.8 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $0.8 million is attributable to other maintenance activity. This decrease is partially offset by $3.5 million attributable to higher third-party processing fees.

Terminaling and Export

Revenues and other income decreased $31.3 million in the first six months of 2021 compared to the first six months of 2020, of which $44.2 million is attributable to lower rail transportation pass‑through revenues. This decrease is partially offset by $9.9 million attributable to higher tariff rates and $3.0 million primarily attributable to higher MVC shortfall fees. Operating and maintenance expenses decreased $44.9 million primarily attributable to lower rail transportation pass-through costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

Interest expense, net of interest income, decreased $2.1 million in the first six months of 2021 compared to the first six months of 2020 primarily attributable to lower floating rates on our credit facilities. Income tax expense increased $2.7 million in the same periods driven by higher income before income tax expense and increased ownership of Hess Midstream Operations LP by Hess Midstream LP following the equity offering in the first quarter of 2021.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels. Subsequently, in the first quarter of 2021, Hess increased its rig count in the Bakken to 2 rigs and, in July 2021 announced its expectation to add a third rig beginning in September 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$162.0	$107.8	$321.6	$236.8
Plus:
Depreciation expense	40.4	38.9	80.6	77.4
Proportional share of equity affiliates' depreciation	1.3	1.2	2.6	2.5
Interest expense, net	22.9	23.3	46.0	48.1
Income tax expense (benefit)	3.6	1.7	6.1	3.4
Loss (gain) on sale of property, plant and equipment		(0.1)	-	(0.1)
Adjusted EBITDA	$230.2	$172.8	$456.9	$368.1
Less:
Interest, net(1)	21.2	21.8	42.6	$45.1
Maintenance capital expenditures	1.5	1.0	2.2	2.7
Distributable cash flow	$207.5	$150.0	$412.1	$320.3

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$224.6	$177.4	$390.0	$317.6
Changes in assets and liabilities	(15.5)	(24.4)	28.3	4.0
Amortization of deferred financing costs	(1.7)	(1.7)	(3.4)	(3.5)
Proportional share of equity affiliates' depreciation	1.3	1.2	2.6	2.5
Interest expense, net	22.9	23.3	46.0	48.1
Distribution from equity investments	(4.0)	(3.8)	(11.5)	(3.8)
Earnings from equity investments	2.9	0.9	5.6	3.6
Other	(0.3)	(0.1)	(0.7)	(0.4)
Adjusted EBITDA	$230.2	$172.8	$456.9	$368.1
Less:
Interest, net(1)	21.2	21.8	42.6	45.1
Maintenance capital expenditures	1.5	1.0	2.2	2.7
Distributable cash flow	$207.5	$150.0	$412.1	$320.3
(1)	Excludes amortization of deferred financing costs.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of additional debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

PART I – FINANCIAL INFORMATION (CONT’D)

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 28, 2021, we announced a quarterly cash distribution of $0.5042 per Class A share, to be paid on August 13, 2021 to shareholders of record on August 9, 2021. The distribution represents an approximate 11% increase compared to the distribution for the prior quarter, consisting of a 10% announced increase in addition to a quarterly increase consistent with the Company’s targeted 5% growth in annual distributions per Class A share.   Simultaneously, the Partnership will make a distribution of $0.5042 per Class B unit of the Partnership to the Sponsors.

On July 28, 2021, we also announced that the Partnership agreed to repurchase approximately 31 million Class B units of the Partnership from our Sponsors for an aggregate purchase price of $750.0 million that is expected to be completed in August 2021 and funded through debt financing.

Fixed‑Rate Senior Notes

As of June 30, 2021, we had $800.0 million of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of June 30, 2021, we had $550.0 million of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the 2026 and 2028 senior notes contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2021, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2021, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2021, borrowings of $109.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $395.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2021, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $72.4 million for the six months ended June 30, 2021 compared to the same period in 2020. The change in operating cash flows resulted primarily from a decrease in cash operating expenses of $66.1 million, an increase in revenues and other income of $23.0 million and an increase in distributions received from equity investments of $7.7 million, partially offset by a use of cash of $24.4 million from changes in working capital.

Investing Activities. Net cash used in investing activities decreased $94.3 million for the six months ended June 30, 2021 compared to the same period in 2020 driven by lower payments for capital expenditures primarily due to completion of the Tioga Gas Plant expansion.

Financing Activities. Net cash used in financing activities increased $164.7 million for the six months ended June 30, 2021 compared to the same period in 2020 as a result of lower net borrowings of $150.7 million, net of any changes in financing costs, and higher distributions to shareholders and noncontrolling interest of $12.4 million. The remaining change of $1.6 million represents a final settlement received from Hess in 2020 related to our previous acquisition of Hess Water Services.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2021	2020
(in millions)
Expansion capital expenditures	$67.3	$133.1
Maintenance capital expenditures	2.2	2.7
Total capital expenditures	69.5	135.8
(Increase) decrease in accrued capital expenditures	(14.5)	(11.7)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(2.3)	23.0
Additions to property, plant and equipment	$52.7	$147.1

PART I – FINANCIAL INFORMATION (CONT’D)

Capital expenditures in 2021 are primarily attributable to continued expansion of our gathering and compression capacity. Capital expenditures in the prior year were primarily attributable to construction and fabrication activities for the Tioga Gas Plant expansion.

PART I – FINANCIAL INFORMATION (CONT’D)

Cautionary Note Regarding Forward-looking Information

This Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our maintenance or expansion projects; our projected budget and capital expenditures and the impact of such expenditures on our performance; the expected timing and completion of the Class B unit repurchase from Hess and GIP; and future economic and market conditions in the oil and gas industry.

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

•	our ability to successfully identify, evaluate and timely execute our capital projects, investment opportunities and growth strategies, whether through organic growth or acquisitions;
•	our ability to satisfy the closing conditions of the Class B unit repurchase, including obtaining necessary debt financing;
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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2021, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2021, our total debt had a carrying value of $1,832.3 million and a fair value of approximately $1,911.7 million, based on Level 2 inputs in the fair value measurement hierarchy.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $42.9 million or $22.1 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4.	Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2021, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2021.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
10.1

Unit Repurchase Agreement, dated as of July 27, 2021, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding Partnership, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021)

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

Date: August 2, 2021