Form 10-Q
period 2021-09-30
Hess Midstream LP
filed 2021-11-04
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

33,663,417 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 29, 2021.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2021	2020
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.6	$2.6
Accounts receivable—affiliate:
From contracts with customers	135.5	93.2
Other current assets	13.4	5.6
Total current assets	151.5	101.4
Equity investments	102.4	108.4
Property, plant and equipment, net	3,118.1	3,111.3
Long-term receivable—affiliate	0.9	0.9
Deferred tax asset	74.5	42.5
Other noncurrent assets	8.4	10.0
Total assets	$3,455.8	$3,374.5
Liabilities
Accounts payable—trade	$49.4	$30.0
Accounts payable—affiliate	33.2	21.0
Accrued liabilities	60.0	54.1
Current maturities of long-term debt	17.5	10.0
Other current liabilities	8.6	9.9
Total current liabilities	168.7	125.0
Long-term debt	2,595.1	1,900.1
Other noncurrent liabilities	22.9	23.4
Total liabilities	2,786.7	2,048.5
Partners' capital
Class A shares (25,038,417 shares issued and outstanding as of September 30, 2021; 18,028,308 shares issued and outstanding as of December 31, 2020)	135.7	125.0
Class B shares (228,266,928 shares issued and outstanding as of September 30, 2021; 266,416,928 shares issued and outstanding as of December 31, 2020)	-	-
Total partners' capital	135.7	125.0
Noncontrolling interest	533.4	1,201.0
Total partners' capital	669.1	1,326.0
Total liabilities and partners' capital	$3,455.8	$3,374.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions, except per share data)
Revenues
Affiliate services	$303.9	$264.7	$887.5	$825.1
Other income	-	0.1	-	0.3
Total revenues	303.9	264.8	887.5	825.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	98.1	83.9	221.5	270.8
Depreciation expense	41.5	39.5	122.1	116.9
General and administrative expenses	5.1	4.2	16.6	15.9
Total costs and expenses	144.7	127.6	360.2	403.6
Income from operations	159.2	137.2	527.3	421.8
Income from equity investments	3.0	3.6	8.6	7.2
Interest expense, net	28.0	23.2	74.0	71.3
Gain on sale of property, plant and equipment	-	-	-	0.1
Income before income tax expense	134.2	117.6	461.9	357.8
Income tax expense	3.1	1.8	9.2	5.2
Net income	131.1	115.8	452.7	352.6
Less: Net income attributable to noncontrolling interest	121.2	110.2	423.2	335.2
Net income attributable to Hess Midstream LP	$9.9	$5.6	$29.5	$17.4

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.39	$0.31	$1.27	$0.97
Diluted:	$0.38	$0.31	$1.25	$0.95
Weighted average Class A shares outstanding
Basic:	25.0	18.0	23.1	18.0
Diluted:	25.1	18.1	23.2	18.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Net income	$131.1	$115.8	$452.7	$352.6
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	-	-	-	(0.4)
Total other comprehensive income	-	-	-	(0.4)
Comprehensive income	131.1	115.8	452.7	352.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	121.2	110.2	423.2	334.8
Comprehensive income attributable to Hess Midstream LP	$9.9	$5.6	$29.5	$17.4

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0
Net income	8.6	-	151.0	-	159.6
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	-	(127.3)
Recognition of deferred tax asset	26.4	-	-	-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$-	$1,385.1
Net income	11.0	-	151.0	-	162.0
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4526 per share	(11.3)	-	(117.5)	-	(128.8)
Balance at June 30, 2021	$184.0	$-	$1,234.6	$-	$1,418.6
Net income	9.9	-	121.2	-	131.1
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.5042 per share	(12.7)	-	(130.9)	-	(143.6)
Recognition of deferred tax asset	14.8	-	-	-	14.8
Class B unit repurchase	(60.4)	-	(689.6)	-	(750.0)
Class B unit repurchase transaction costs	(0.3)	-	(1.9)	-	(2.2)
Balance at September 30, 2021	$135.7	$-	$533.4	$-	$669.1

Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	6.5	-	122.5	-	129.0
Equity-based compensation	0.5	-	-	-	0.5
Distributions - $0.4258 per share	(7.6)	-	(113.4)	-	(121.0)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Balance at March 31, 2020	$130.5	$-	$1,209.7	$0.2	$1,340.4
Net income	5.3	-	102.5	-	107.8
Equity-based compensation	0.3	-	-	-	0.3
Distributions - $0.4310 per share	(7.9)	-	(114.8)	-	(122.7)
Other comprehensive income (loss)	-	-	-	(0.2)	(0.2)
Hess Water Services Acquisition Final Settlement	-	-	1.6	-	1.6
Balance at June 30, 2020	$128.2	$-	$1,199.0	$-	$1,327.2
Net income	5.6	-	110.2	-	115.8
Equity-based compensation	0.4	-	-	-	0.4
Distributions - $0.4363 per share	(8.0)	-	(116.2)	-	(124.2)
Balance at September 30, 2020	$126.2	$-	$1,193.0	$-	$1,319.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
(in millions)
Cash flows from operating activities
Net income	$452.7	$352.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	122.1	116.9
(Gain) loss on sale of property, plant and equipment	-	(0.1)
(Gain) loss on interest rate swaps	-	(0.4)
(Income) loss from equity investments	(8.6)	(7.2)
Distributions from equity investments	14.6	6.8
Amortization of deferred financing costs	5.3	5.1
Equity-based compensation expense	1.1	1.2
Deferred income tax expense (benefit)	9.2	5.2
Changes in assets and liabilities:
Accounts receivable – affiliate	(42.3)	(4.9)
Other current and noncurrent assets	(7.9)	(3.4)
Accounts payable – trade	18.6	9.5
Accounts payable – affiliate	9.6	(0.5)
Accrued liabilities	(0.4)	(12.6)
Other current and noncurrent liabilities	(2.0)	(1.0)
Net cash provided by (used in) operating activities	572.0	467.2
Cash flows from investing activities
Additions to property, plant and equipment	(120.0)	(246.0)
Proceeds from sale of property, plant and equipment	-	0.1
Net cash provided by (used in) investing activities	(120.0)	(245.9)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(32.0)	146.0
Repayments of bank borrowings with maturities of greater than 90 days	(7.5)	-
Proceeds from issuance of bonds	750.0	-
Financing costs	(11.0)	(1.3)
Class B unit repurchase	(750.0)	-
Class B unit repurchase transaction costs	(1.8)	-
Distributions to shareholders	(32.2)	(23.5)
Distributions to noncontrolling interest	(367.5)	(344.4)
Hess Water Services Acquisition Final Settlement	-	1.6
Net cash provided by (used in) financing activities	(452.0)	(221.6)
Increase (decrease) in cash and cash equivalents	-	(0.3)
Cash and cash equivalents, beginning of period	2.6	3.3
Cash and cash equivalents, end of period	$2.6	$3.0
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(8.6)	$43.8
Recognition of deferred tax asset	$41.2	$-

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Business

Hess Midstream LP (“the Company”) is a fee-based, growth-oriented, Delaware limited partnership that operates, develops and acquires a diverse set of midstream assets and provides fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner that is owned 50/50 by Hess and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”).

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

Note 2. Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2021 and December 31, 2020, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the consolidated cash flows for the nine months ended September 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 90.1% interest in the Partnership retained by Hess and GIP at September 30, 2021 and 93.7% at December 31, 2020. See Note 3, Equity Transactions, and Note 14, Subsequent Events, for a description of changes in noncontrolling interest related to the equity transactions.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Equity Transactions

Equity Offering

On March 15, 2021, the Sponsors completed an underwritten public equity offering of 6,900,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of $139.9 million, after deducting underwriting discounts; we did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by the Sponsors by exchanging to us 6,900,000 of their Class B Units in the Partnership, together with an equal number of our Class B Shares. As a result of the exchange, the total number of Class A and Class B shares did not change, but Hess Midstream LP’s consolidated ownership in the Partnership increased from 6.3% at December 31, 2020 to 8.8% at the time of offering. Hess Midstream LP retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Basis of Presentation. As a result of the transaction, we recognized an adjustment to the carrying amount of noncontrolling interest and Class A shareholders’ capital balance of $31.8 million to reflect the change in ownership interest. We also recognized an additional deferred tax asset of $26.4 million for the temporary differences related to the change between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

See also Note 14, Subsequent Events, for a description of an underwritten public equity offering by the Sponsors that occurred in October 2021.

Class B Unit Repurchase

On July 27, 2021, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from each Sponsor 15,625,000 Class B units representing limited partner interests in the Partnership for an aggregate purchase price of $750.0 million (the “Repurchase Transaction”). The purchase price per Class B Unit was $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of Class A shares representing limited partner interests in the Company through July 27, 2021. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The Repurchase Transaction closed on August 10, 2021 and was funded through issuance by the Partnership of $750.0 million aggregate principal amount of senior unsecured notes (see Note 7, Debt and Interest Expense).

As a result of the Repurchase Transaction, at September 30, 2021, the Company held a 9.9% controlling interest in the Partnership and the Sponsors held a 90.1% noncontrolling economic interest in the Partnership. The Repurchase Transaction was accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest from approximately 91.2% to approximately 90.1% with the difference between the amount of consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to Class A shareholders. We incurred approximately $2.2 million of costs directly attributable to the Repurchase Transaction that were charged to equity. We also recognized an additional deferred tax asset of approximately $14.8 million for the temporary differences related to the change between carrying amount and tax basis of our investment in the Partnership, the effect of which was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital.

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

For the three and nine months ended September 30, 2021 and 2020, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Oil and gas gathering services	$135.3	$118.7	$397.4	$349.2
Processing and storage services	111.1	90.1	319.9	273.7
Terminaling and export services	35.5	31.7	103.0	130.5
Water gathering and disposal services	22.0	24.2	67.2	71.7
Total revenues from contracts with customers	$303.9	$264.7	$887.5	$825.1
Other income	-	0.1	-	0.3
Total revenues	$303.9	$264.8	$887.5	$825.4

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Oil and gas gathering services	$13.3	$5.8	$30.2	$8.7
Terminaling and export services	11.9	1.8	24.6	1.8
Processing and storage services	4.4	-	4.4	-
Water gathering and disposal services	2.0	0.2	4.5	1.4
Total	$31.6	$7.8	$63.7	$11.9

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Electricity and other related fees	$19.7	$10.3	$38.9	$29.7
Produced water trucking and disposal costs	9.0	14.0	27.1	45.6
Rail transportation costs	-	5.0	0.1	49.3
Total	$28.7	$29.3	$66.1	$124.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2021 and 2020, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Operating and maintenance expenses	$16.7	$16.7	$48.2	$47.5
General and administrative expenses	3.7	3.9	11.5	11.2
Total	$20.4	$20.6	$59.7	$58.7

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2021 and 2020, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Processing fee incurred	$8.0	$6.8	$22.0	$18.2
Earnings from equity investments	3.0	3.6	8.6	7.2
Distributions received from equity investments	3.1	3.0	14.6	6.8

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2021	December 31, 2020
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,491.4	$1,470.6
Compressors, pumping stations and terminals	22 to 25 years	807.2	778.6
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.3
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	213.1	189.0
Logistics facilities and railcars	20 to 25 years	386.5	386.2
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	21.5	20.9
Construction-in-progress	N/A	281.3	227.3
Total property, plant and equipment, at cost		4,291.1	4,162.7
Accumulated depreciation		(1,173.0)	(1,051.4)
Property, plant and equipment, net		$3,118.1	$3,111.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2021	December 31, 2020
(in millions)
Accrued capital expenditures	$19.7	$13.6
Accrued interest	18.7	18.0
Other accruals	21.6	22.5
Total	$60.0	$54.1

Note 7. Debt and Interest Expense

Fixed‑Rate Senior Notes

On August 5, 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the Repurchase Transaction (see Note 3, Equity Transactions).

As of September 30, 2021, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, as of September 30, 2021, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2021, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2021, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2021, borrowings of $152.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $392.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2021, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At September 30, 2021, our total debt had a carrying value of $2,612.6 million and had a fair value of approximately $2,707.5 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2021, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020	February 4, 2021	February 12, 2021	$0.4471
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021(1)	November 4, 2021	November 12, 2021	$0.5104

(1) For more information, see Note 14, Subsequent Events.

Note 9. Equity‑Based Compensation

Equity‑based award activity for the nine months ended September 30, 2021 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2020	228,344	$13.78
Granted	78,347	22.40
Vested	(110,109)	14.91
Outstanding and unvested shares at September 30, 2021	196,582	$16.58

As of September 30, 2021, $2.2 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 1.9 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income	$131.1	$115.8	$452.7	$352.6
Less: Net income attributable to noncontrolling interest	121.2	110.2	423.2	335.2
Net income attributable to Hess Midstream LP	9.9	5.6	29.5	17.4
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.39	$0.31	$1.27	$0.97
Diluted:	$0.38	$0.31	$1.25	$0.95
Weighted average Class A shares outstanding:
Basic:	25.0	18.0	23.1	18.0
Diluted:	25.1	18.1	23.2	18.1

For the three and nine months ended September 30, 2021 the weighted average number of Class A shares outstanding included 99,697 and 99,889 dilutive restricted shares, respectively, compared with 98,306 and 76,198 dilutive restricted shares for the three and nine months ended September 30, 2020, respectively.

Note 11. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2021 and 2020.

Note 12. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2021, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.4 million and $3.1 million, respectively, compared with $0.9 million and $3.1 million, respectively, as of December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2021
Revenues and other income	$157.3	$111.1	$35.5	$-	$303.9
Net income (loss)	91.7	45.0	26.9	(32.5)	131.1
Net income (loss) attributable to Hess Midstream LP	8.7	4.5	2.5	(5.8)	9.9
Depreciation expense	25.4	12.0	4.1	-	41.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	3.0	-	-	3.0
Interest expense, net	-	-	-	28.0	28.0
Income tax expense	-	-	-	3.1	3.1
Adjusted EBITDA	117.1	58.3	31.0	(1.4)	205.0
Capital expenditures*	45.4	13.7	-	-	59.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2020
Revenues and other income	$142.9	$90.2	$31.7	$-	$264.8
Net income (loss)	72.4	50.7	18.0	(25.3)	115.8
Net income (loss) attributable to Hess Midstream LP	4.5	3.2	1.1	(3.2)	5.6
Depreciation expense	24.2	11.2	4.1	-	39.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	23.2	23.2
Income tax expense	-	-	-	1.8	1.8
Adjusted EBITDA	96.6	63.2	22.1	(0.3)	181.6
Capital expenditures*	30.2	36.1	0.1	-	66.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2021
Revenues and other income	$464.6	$319.9	$103.0	$-	$887.5
Net income (loss)	276.5	187.5	77.0	(88.3)	452.7
Net income (loss) attributable to Hess Midstream LP	23.2	15.6	6.5	(15.8)	29.5
Depreciation expense	75.5	34.4	12.2	-	122.1
Proportional share of equity affiliates' depreciation	-	3.9	-	-	3.9
Income from equity investments	-	8.6	-	-	8.6
Interest expense, net	-	-	-	74.0	74.0
Income tax expense	-	-	-	9.2	9.2
Adjusted EBITDA	352.0	225.8	89.2	(5.1)	661.9
Capital expenditures*	103.0	25.5	0.1	-	128.6

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2020
Revenues and other income	$420.9	$274.0	$130.5	$-	$825.4
Net income (loss)	220.0	159.2	54.6	(81.2)	352.6
Net income (loss) attributable to Hess Midstream LP	13.9	10.0	3.4	(9.9)	17.4
Depreciation expense	71.2	33.6	12.1	-	116.9
Proportional share of equity affiliates' depreciation	-	3.8	-	-	3.8
Income from equity investments	-	7.2	-	-	7.2
Interest expense, net	-	-	-	71.3	71.3
Income tax expense (benefit)	-	-	-	5.2	5.2
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	291.1	196.6	66.7	(4.7)	549.7
Capital expenditures*	71.9	129.9	0.4	-	202.2

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	September 30, 2021	December 31, 2020
(in millions)
Gathering	$1,902.6	$1,856.2
Processing and Storage(1)	1,171.9	1,170.3
Terminaling and Export	287.8	292.3
Interest and Other	93.5	55.7
Total assets	$3,455.8	$3,374.5

(1) Includes investment in equity investees of $102.4 million as of September 30, 2021 and $108.4 million as of December 31, 2020.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. Subsequent Events

On October 8, 2021, the Sponsors completed an underwritten public equity offering of 8,625,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares which was fully exercised, at a price of $26.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $216.6 million, after deducting underwriting discounts; we did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by the Sponsors by exchanging to us 8,625,000 of their Class B Units in the Partnership, together with an equal number of our Class B Shares. As a result of the exchange, the total number of Class A and Class B shares did not change, but Hess Midstream LP’s consolidated ownership in the Partnership increased from 9.9% at September 30, 2021 to 13.3% at October 8, 2021.

On October 25, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.5104 per Class A share for the quarter ended September 30, 2021, a 1.2% increase compared to the distribution on the Class A shares for the quarter ended June 30, 2021, which equals a targeted 5% growth in annual distributions per Class A share. The distribution will be payable on November 12, 2021, to shareholders of record as of the close of business on November 4, 2021. Simultaneously, the Partnership will make a distribution of $0.5104 per Class B unit of the Partnership to the Sponsors as holders of an aggregate of 219,641,928 Class B units of the Partnership following the October 8, 2021, equity offering.

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

Overview

We are a fee-based, growth-oriented, limited partnership that owns, operates, develops and acquires a diverse set of midstream assets and provide fee-based services to Hess Corporation (“Hess”) and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner that is owned 50/50 by Hess and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”). Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken.

On March 15, 2021, the Sponsors completed an underwritten public equity offering of 6,900,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $139.9 million, after deducting underwriting discounts; the Company did not receive any proceeds in the offering.

On August 10, 2021, we repurchased an aggregate of 31,250,000 Class B units of the Partnership from our Sponsors at a purchase price of $24.00 per Class B unit, for total consideration of $750.0 million (the "Repurchase Transaction"). The Repurchase Transaction was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.25% senior unsecured notes due 2030.

During the third quarter of 2021, we safely and successfully completed the planned maintenance turnaround at the Tioga Gas Plant ("TGP"). As a result, in the third quarter of 2021, we incurred operating expenses of approximately $16.0 million and maintenance capital expenditures of approximately $6.8 million related specifically to the turnaround. The 150 MMcf/d TGP expansion tie-in was also completed and placed in service in October 2021 with the additional capacity expected to be available concurrent with the completion of the WBI residue export tie-in.

On October 8, 2021, the Sponsors completed an underwritten public equity offering of 8,625,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares which was fully exercised, at a price of $26.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $216.6 million, after deducting underwriting discounts; the Company did not receive any proceeds in the offering.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2021 included:

•
Safely and successfully completed the planned TGP maintenance turnaround;
•
Completed the previously announced repurchase of an aggregate of 31,250,000 Class B units of the Partnership from the Sponsors for $750 million;
•
Consolidated net income of $131.1 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $9.9 million, or $0.39 basic earnings per Class A share;
•
Net cash provided by operating activities of $182.0 million;
•
Adjusted EBITDA of $205.0 million;
•
Distributable cash flow of $171.5 million;
•
Cash distribution of $0.5104 per Class A share announced on October 25, 2021, a 1.2% increase compared to the distribution on the Class A shares for the quarter ended June 30, 2021, which equals a targeted 5% growth in annual distributions per Class A share.

Revenues and other income in the third quarter of 2021 were $303.9 million compared with $264.8 million in the prior-year quarter. Third quarter 2021 revenues and other income were up $39.1 million compared to the prior-year quarter primarily due to higher minimum volume commitment levels and tariff rates of $39.7 million, partially offset by lower pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $0.6 million. Total costs and expenses in the third quarter of 2021 were $144.7 million, up from $127.6 million in the prior-year quarter. The increase was attributable to higher operating and maintenance expenses of $14.2 million, including $13.7 million attributable to the TGP turnaround, higher depreciation of $2.0 million and higher general and administrative expenses of $0.9 million. As a result, consolidated net income increased $15.3 million and Adjusted EBITDA increased $23.4 million.

Throughput volumes decreased 4% for gas processing and 2% for gas gathering in the third quarter of 2021 compared with the third quarter of 2020 primarily related to the TGP turnaround. Throughput volumes decreased 23% for crude oil gathering and 21% for crude oil terminaling in the third quarter of 2021 compared with the third quarter of 2020 due to reduced drilling activity. The impact of the reduction in physical volumes in the third quarter of 2021 compared to the third quarter of 2020 was offset by shortfall fee payments related to minimum volume commitments and higher tariff rates. Water gathering volumes decreased 4% compared with the year-ago quarter.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Results of operations for the three months ended September 30, 2021 and 2020 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$157.3	$111.1	$35.5	$-	$303.9
Total revenues	157.3	111.1	35.5	-	303.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.1	55.7	4.3	-	98.1
Depreciation expense	25.4	12.0	4.1	-	41.5
General and administrative expenses	2.1	1.4	0.2	1.4	5.1
Total costs and expenses	65.6	69.1	8.6	1.4	144.7
Income (loss) from operations	91.7	42.0	26.9	(1.4)	159.2
Income from equity investments	-	3.0	-	-	3.0
Interest expense, net	-	-	-	28.0	28.0
Income (loss) before income tax expense (benefit)	91.7	45.0	26.9	(29.4)	134.2
Income tax expense	-	-	-	3.1	3.1
Net income (loss)	91.7	45.0	26.9	(32.5)	131.1
Less: Net income (loss) attributable to noncontrolling interest	83.0	40.5	24.4	(26.7)	121.2
Net income (loss) attributable to Hess Midstream LP	$8.7	$4.5	$2.5	$(5.8)	$9.9

Throughput volumes
Gas gathering (MMcf/d)(1)	309				309
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		285			285
Crude oil terminaling (MBbl/d)(2)			111		111
NGL loading (MBbl/d)(2)			8		8
Water gathering (MBbl/d)(2)	75				75

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$142.9	$90.1	$31.7	$-	$264.7
Other income	-	0.1	-	-	0.1
Total revenues	142.9	90.2	31.7	-	264.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	44.1	30.4	9.4	-	83.9
Depreciation expense	24.2	11.2	4.1	-	39.5
General and administrative expenses	2.2	1.5	0.2	0.3	4.2
Total costs and expenses	70.5	43.1	13.7	0.3	127.6
Income (loss) from operations	72.4	47.1	18.0	(0.3)	137.2
Income from equity investments	-	3.6	-	-	3.6
Interest expense, net	-	-	-	23.2	23.2
Income (loss) before income tax expense (benefit)	72.4	50.7	18.0	(23.5)	117.6
Income tax expense	-	-	-	1.8	1.8
Net Income (loss)	72.4	50.7	18.0	(25.3)	115.8
Less: Net income (loss) attributable to noncontrolling interest	67.9	47.5	16.9	(22.1)	110.2
Net income (loss) attributable to Hess Midstream Partners LP	$4.5	$3.2	$1.1	$(3.2)	$5.6

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	138				138
Gas processing (MMcf/d)(1)		296			296
Crude oil terminaling (MBbl/d)(2)			141		141
NGL loading (MBbl/d)(2)			12		12
Water gathering (MBbl/d)(2)	78				78

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $14.4 million in the third quarter of 2021 compared to the third quarter of 2020, of which $14.1 million is attributable to higher tariff rates, $2.8 million is attributable to higher water services revenue and $0.8 million is attributable to higher crude oil MVC levels. This increase is partially offset by $2.4 million attributable to lower pass-through revenues, including produced water trucking and disposal, electricity and other fees, and $0.9 million attributable to lower gas gathering and compression volumes due to the TGP turnaround, partially offset by MVC shortfall fees. Operating and maintenance expenses decreased $6.0 million, of which $4.3 million is attributable to lower project-based maintenance activity, $2.4 million is attributable to lower pass-through costs, including produced water trucking and disposal, electricity and other fees, partially offset by $0.7 million higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $1.2 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $20.9 million in the third quarter of 2021 compared to the third quarter of 2020, of which $10.6 million is attributable to higher tariff rates and $6.8 million is attributable to higher pass-through revenue, including electricity and other fees related to temporary gas offloads during the TGP turnaround. The remaining $3.6 million is attributable to higher MVC levels and $0.1 million lower other income.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses increased $25.3 million, of which $13.7 million is attributable to the TGP turnaround, $6.8 million is attributable to higher pass-through costs, including electricity and other fees related to temporary gas offloads during the TGP turnaround, $3.7 million is attributable to other maintenance activity and higher property taxes and $2.0 million is attributable to higher third-party processing fees This increase is partially offset by $0.9 million attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $3.8 million in the third quarter of 2021 compared to the third quarter of 2020, of which $4.7 million is attributable to higher tariff rates and $4.1 million is attributable to higher MVC levels, partially offset by $5.0 million attributable to lower rail transportation pass‑through revenues. Operating and maintenance expenses decreased $5.1 million primarily attributable to lower rail transportation pass-through costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

General and administrative expenses increased $1.1 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher professional fees. Interest expense, net of interest income, increased $4.8 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in connection with the Repurchase Transaction. Income tax expense increased $1.3 million driven by higher income before income tax expense and increased ownership of Hess Midstream Operations LP by Hess Midstream LP following the equity offering in the first quarter of 2021 and the Repurchase Transaction.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Results of operations for the nine months ended September 30, 2021 and 2020 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$464.6	$319.9	$103.0	$-	$887.5
Total revenues	464.6	319.9	103.0	-	887.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.9	102.4	13.2	-	221.5
Depreciation expense	75.5	34.4	12.2	-	122.1
General and administrative expenses	6.7	4.2	0.6	5.1	16.6
Total costs and expenses	188.1	141.0	26.0	5.1	360.2
Income (loss) from operations	276.5	178.9	77.0	(5.1)	527.3
Income from equity investments	-	8.6	-	-	8.6
Interest expense, net	-	-	-	74.0	74.0
Income (loss) before income tax expense (benefit)	276.5	187.5	77.0	(79.1)	461.9
Income tax expense (benefit)	-	-	-	9.2	9.2
Net income (loss)	276.5	187.5	77.0	(88.3)	452.7
Less: Net income (loss) attributable to noncontrolling interest	253.3	171.9	70.5	(72.5)	423.2
Net income (loss) attributable to Hess Midstream LP	$23.2	$15.6	$6.5	$(15.8)	$29.5

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	111				111
Gas processing (MMcf/d)(1)		297			297
Crude oil terminaling (MBbl/d)(2)			118		118
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	73				73

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$420.9	$273.7	$130.5	$-	$825.1
Other income	-	0.3	-	-	0.3
Total revenues	420.9	274.0	130.5	-	825.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	124.0	83.6	63.2	-	270.8
Depreciation expense	71.2	33.6	12.1	-	116.9
General and administrative expenses	5.8	4.8	0.6	4.7	15.9
Total costs and expenses	201.0	122.0	75.9	4.7	403.6
Income (loss) from operations	219.9	152.0	54.6	(4.7)	421.8
Income from equity investments	-	7.2	-	-	7.2
Interest expense, net	-	-	-	71.3	71.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	220.0	159.2	54.6	(76.0)	357.8
Income tax expense (benefit)	-	-	-	5.2	5.2
Net Income (loss)	220.0	159.2	54.6	(81.2)	352.6
Less: Net income (loss) attributable to noncontrolling interest	206.1	149.2	51.2	(71.3)	335.2
Net income (loss) attributable to Hess Midstream LP	$13.9	$10.0	$3.4	$(9.9)	$17.4

Throughput volumes
Gas gathering (MMcf/d)(1)	320				320
Crude oil gathering (MBbl/d)(2)	143				143
Gas processing (MMcf/d)(1)		302			302
Crude oil terminaling (MBbl/d)(2)			149		149
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	66				66

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $43.7 million in the first nine months of 2021 compared to the first nine months of 2020, of which $43.9 million is attributable to higher tariff rates, $14.0 million is attributable to higher water services revenue and $6.5 million is attributable to higher gas gathering and compression volumes and higher MVC levels. This increase is partially offset by $16.2 million lower pass-through revenues primarily attributable to lower third-party produced water trucking and disposal due to more operated water disposal facilities coming on-line and being utilized. In addition, $4.5 million is attributable to lower crude oil gathering volumes driven by reduced drilling activity, partially offset by MVC shortfall fees.

Operating and maintenance expenses decreased $18.1 million, of which $16.2 million is attributable to lower pass-through costs primarily related to lower third-party produced water trucking and disposal costs and $8.1 million is attributable to lower project-based maintenance activity. This decrease is partially offset by $4.1 million higher employee costs allocated to us under our omnibus and employee secondment agreements and $2.1 million higher insurance and property tax. Depreciation expense increased $4.3 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $45.9 million in the first nine months of 2021 compared to the first nine months of 2020, of which $37.5 million is attributable to higher tariff rates, $6.9 million is attributable to higher pass-through revenue, including electricity and other fees related to temporary gas offloads during the TGP turnaround and $1.8 million is attributable to higher MVC levels. This increase was partially offset by $0.3 million lower other income.

Operating and maintenance expenses increased $18.8 million, of which $9.5 million is attributable to higher TGP turnaround activity compared to the same period last year, $6.9 million is attributable to higher pass-through costs, including electricity and other fees related to temporary gas offloads during the TGP turnaround, $5.5 million is attributable to higher third-party processing fees and $0.5 million is attributable to other maintenance activity, property tax and insurance. This increase is partially offset by $3.6 million attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income decreased $27.5 million in the first nine months of 2021 compared to the first nine months of 2020, of which $49.2 million is attributable to lower rail transportation pass‑through revenues. This decrease is partially offset by $14.4 million attributable to higher tariff rates and $7.3 million primarily attributable to higher MVC levels. Operating and maintenance expenses decreased $50.0 million primarily attributable to lower rail transportation pass-through costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

Interest expense, net of interest income, increased $2.7 million in the first nine months of 2021 compared to the first nine months of 2020 primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in connection with the Repurchase Transaction. Income tax expense increased $4.0 million in the same periods driven by higher income before income tax expense and increased ownership of Hess Midstream Operations LP by Hess Midstream LP following the equity offering in the first quarter of 2021 and the Repurchase Transaction.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken have also curtailed production and reduced drilling activity. Our contract structure is expected to largely offset the impact of the reduction in volumes on our financial performance metrics, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. To the extent our previous plans included revenues for volumes, including third-party volumes contracted through Hess, above currently established minimum volume commitment levels, such revenues could decline to the minimum volume commitment levels. Subsequently, in the first quarter of 2021, Hess increased its rig count in the Bakken to 2 rigs and added a third operated rig in September 2021.

PART I – FINANCIAL INFORMATION (CONT’D)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$131.1	$115.8	$452.7	$352.6
Plus:
Depreciation expense	41.5	39.5	122.1	116.9
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.8
Interest expense, net	28.0	23.2	74.0	71.3
Income tax expense (benefit)	3.1	1.8	9.2	5.2
Loss (gain) on sale of property, plant and equipment	-	-	-	(0.1)
Adjusted EBITDA	$205.0	$181.6	$661.9	$549.7
Less:
Interest, net(1)	26.1	21.6	68.7	$66.7
Maintenance capital expenditures	7.4	3.8	9.6	6.5
Distributable cash flow	$171.5	$156.2	$583.6	$476.5

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$182.0	$149.6	$572.0	$467.2
Changes in assets and liabilities	(3.9)	8.9	24.4	12.9
Amortization of deferred financing costs	(1.9)	(1.6)	(5.3)	(5.1)
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.8
Interest expense, net	28.0	23.2	74.0	71.3
Distribution from equity investments	(3.1)	(3.0)	(14.6)	(6.8)
Earnings from equity investments	3.0	3.6	8.6	7.2
Other	(0.4)	(0.4)	(1.1)	(0.8)
Adjusted EBITDA	$205.0	$181.6	$661.9	$549.7
Less:
Interest, net(1)	26.1	21.6	68.7	66.7
Maintenance capital expenditures	7.4	3.8	9.6	6.5
Distributable cash flow	$171.5	$156.2	$583.6	$476.5

(1)
Excludes amortization of deferred financing costs.

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 25, 2021, we declared a quarterly cash distribution of $0.5104 per Class A share, to be paid on November 12, 2021 to shareholders of record on November 4, 2021. Simultaneously, the Partnership will make a distribution of $0.5104 per Class B unit of the Partnership to the Sponsors.

On August 10, 2021, we repurchased 31,250,000 Class B units of the Partnership from our Sponsors for an aggregate purchase price of $750.0 million, which was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.250% unsecured senior notes due 2030.

Fixed‑Rate Senior Notes

On August 5, 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the Repurchase Transaction.

As of September 30, 2021, the Partnership also had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on February 15 and August 15.

In addition, as of September 30, 2021, the Partnership had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. The notes are guaranteed by certain of our subsidiaries. Interest is payable semi‑annually on June 15 and December 15.

Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2021, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of September 30, 2021, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2021, borrowings of $152.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $392.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2021, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $104.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The change in operating cash flows resulted primarily from an increase in revenues and other income of $62.1 million, a decrease in cash operating expenses of $46.4 million and an increase in distributions received from equity investments of $7.8 million, partially offset by a use of cash of $11.5 million from changes in working capital.

Investing Activities. Net cash used in investing activities decreased $125.9 million for the nine months ended September 30, 2021 compared to the same period in 2020 driven by lower payments for capital expenditures primarily due to completion of the Tioga Gas Plant expansion.

Financing Activities. Net cash used in financing activities increased $230.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. In the first nine months of 2021, we issued $750.0 million aggregate principal amount of unsecured senior notes that we used to fund the Repurchase Transaction. In the first nine months of 2021, we also had lower borrowings under our credit facilities of $195.2 million, net of any changes in financing costs, higher distributions to shareholders and noncontrolling interest of $31.8 million, and $1.8 million of transaction costs related to the Repurchase Transaction compared to the same period last year. The remaining change of $1.6 million represents a final settlement received from Hess in 2020 related to our previous acquisition of Hess Water Services.

PART I – FINANCIAL INFORMATION (CONT’D)

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2021	2020
(in millions)
Expansion capital expenditures	$119.0	$195.7
Maintenance capital expenditures	9.6	6.5
Total capital expenditures	128.6	202.2
(Increase) decrease in accrued capital expenditures	(6.1)	16.2
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(2.5)	27.6
Additions to property, plant and equipment	$120.0	$246.0

Capital expenditures in 2021 are primarily attributable to continued expansion of our gathering and compression capacity, as well as maintenance capital expenditures related to the TGP turnaround. Capital expenditures in the prior year were primarily attributable to construction and fabrication activities for the TGP expansion.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2021, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2021, our total debt had a carrying value of $2,612.6 million and a fair value of approximately $2,707.5 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $74.2 million or $57.8 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2021, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2021.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

a.	Exhibits
4.1

Indenture, dated as of August 5, 2021, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

10.1

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

Date: November 4, 2021