Form 10-K
period 2021-12-31
Hess Midstream LP
filed 2022-03-01
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Class A shares held by non‑affiliates of the registrant amount to $590.6 million, computed using the outstanding Class A shares and closing market price on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

33,672,068 Class A shares representing limited partner interests in the registrant were outstanding as of February 10, 2022.

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

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•
the direct and indirect effects of the coronavirus (“COVID-19”) global pandemic and other public health developments on our business and those of our business partners, suppliers and customers, including Hess Corporation (“Hess”);
•
the ability of Hess and other parties to satisfy their obligations to us, including Hess’ ability to meet its drilling and development plans on a timely basis or at all, its ability to deliver its nominated volumes to us, and the operation of joint ventures that we may not control;
•
our ability to generate sufficient cash flow to pay current and expected levels of distributions;
•
reductions in the volumes of crude oil, natural gas, NGLs and produced water we gather, process, terminal or store;
•
the actual volumes we gather, process, terminal and store for Hess in excess of our MVCs and relative to Hess' nominations;
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

MVC: Minimum volume commitment.

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

In 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the coronavirus (“COVID-19”) global pandemic. As a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken in 2020. Third parties in the Bakken also curtailed production and reduced their drilling activity. While economic conditions improved in 2021 and Hess increased its rig count to 3 rigs in September 2021, we continued to see lower oil throughput volumes in our systems throughout the year due to reduced drilling activity. Our contract structure largely offsets the impact of the reduction in volumes on our revenues in 2021 and 2020. See Our Commercial Agreements with Hess and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

2021 Equity Transactions

On March 15, 2021, Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. (formerly GIP II Blue Holding Partnership, L.P., or “GIP” and, together with HINDL, the “Sponsors”) sold an aggregate of 6,900,000 of our Class A shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts. On October 8, 2021, the Sponsors sold an aggregate of 8,625,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $26.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the two offerings of approximately $356.5 million in total, after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

Additionally, on August 10, 2021, the Partnership repurchased an aggregate of 31,250,000 Class B units representing limited partner interests in the Partnership (“Class B Units”) from the Sponsors at a purchase price of $24.00 per Class B unit, for total consideration of $750.0 million (the “Repurchase Transaction”). The Repurchase Transaction was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.25% senior unsecured notes due 2030.

As a result of the above transactions (the “2021 Equity Transactions”), our public ownership increased from 6.0% at December 31, 2020 to 12.9% at December 31, 2021 on a consolidated basis. We also utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through a 10% increase in our quarterly distribution levels. See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 8, Debt and Interest Expense, Note 9, Partners' Capital and Distributions and Note 16, Subsequent Events for additional details.

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

Prior to the Restructuring, the Partnership was indirectly controlled by Hess Infrastructure Partners GP LLC (“HIP GP LLC”), the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed in 2015 as a joint venture between Hess and GIP.

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

Pursuant to the Restructuring, which was consummated on December 16, 2019, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and IDRs. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in a one-for-one exchange. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. The acquisition of HIP was accounted for as an acquisition of a business under common control. See Item 8. Financial Statements and Supplementary Data. Note 4, Acquisitions.

After giving effect to the 2019 Restructuring and the 2021 Equity Transactions:

•
the Partnership owns 100% of the Joint Interest Assets, Hess Water Services and MLP GP LP, which continues to hold all of the IDRs and the GP Interest;
•
the Sponsors (i) directly hold all of the Class B units (“Class B Units”) representing limited partner interests in the Partnership, and (ii) indirectly own 100% of the ownership interests in our general partner, which holds 898,000 Class A Shares (economic and voting) and all of the Class B shares (non-economic, voting only) representing limited partner interests in the Company (“Class B Shares”);
•
Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis;
•
the Class A Shares commenced trading on the New York Stock Exchange under the former symbol “HESM” on December 17, 2019;
•
at December 31, 2021, the Company held a 13.3% controlling interest in the Partnership and the Sponsors held a 86.7% noncontrolling economic interest in the Partnership;
•
at December 31, 2021, public limited partners held a 12.9% voting interest and a 97.3% economic interest in the Company, which represents an indirect 12.9% economic interest in the Partnership;
•
at December 31, 2021, the Sponsors and their respective affiliates held an 87.1% voting interest and a 2.7% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 87.1% economic interest in the Partnership; and
•
the Sponsors own 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors. See Organizational Structure and Item 8. Financial Statements and Supplementary Data. Note 4, Acquisitions for further details.

2019 Acquisitions

On March 22, 2019, we acquired 100% of the membership interest in Tioga Midstream Partners LLC, which owns oil, gas, and water gathering assets, from Summit Midstream Partners, LP (the “Tioga System Acquisition”). The Tioga System, located in Williams County in western North Dakota, is complementary to our infrastructure, and delivers volumes into our gathering system. We paid $89.2 million in cash at closing, net of cash acquired, and recognized a contingent liability for additional potential payments in future periods subject to certain performance metrics. At December 31, 2021, the contingent liability was $2.9 million.

On March 1, 2019, HIP acquired 100% of the membership interest in Hess Water Services, which owns Hess’ Bakken water services business, for $225.0 million in cash.

See Item 8. Financial Statements and Supplementary Data. Note 4, Acquisitions for further details.

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

Growth Drivers

We intend to expand our business and have multiple potential alternatives to pursue, including capitalizing on organic growth from Hess and third parties in the Bakken and utilizing our existing capacity, as well as pursuing opportunities to add additional Hess and third‑party throughput volumes in the future.

Organizational Structure

The following chart summarizes our corporate structure as of December 31, 2021.

Hess Corporation and Affiliates (NYSE: HES)
Global Infrastructure Partners and Affiliates
50% ownership interest
50% ownership interest
Hess Infrastructure Partners GP LLC
100% ownership interest
Hess Midstream GP LLC
0% general partner interest
Hess Midstream GP LP (our general partner)
Public
0% general partner interest
898,000 Class A Shares
219,641,928 Class B Shares
32,774,068 Class A Shares
Hess Midstream LP (NYSE: HESM) (the Company)
109,820,964 Class B Units
109,820,964 Class B Units
33,672,068 Class A Units
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

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, and third‑party pipeline facilities. This gathering system consists of approximately 1,350 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 450 MMcf/d, including an aggregate compression capacity of approximately 325 MMcf/d. Our natural gas gathering system includes approximately 80 miles of gas gathering pipelines that we acquired from Summit Midstream Partners, LP in the Tioga System Acquisition. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

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

Produced Water Gathering and Disposal

A produced water gathering system located primarily in Williams and Mountrail counties, North Dakota that transports produced water from wellsites by approximately 270 miles of pipelines in gathering systems or by third-party trucking to water handling facilities for disposal. Our produced water gathering system includes approximately 75 miles of water gathering pipelines that we acquired from Summit Midstream Partners, LP in the Tioga System Acquisition. As of December 31, 2021, we had 8 water handling and disposal facilities in service, with a combined permitted disposal capacity of 110 MBbl/d. These water handling and disposal facilities are owned and operated by Hess Water Services and primarily service the water pipeline gathering systems. We also transport produced water to 12 water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of approximately 170 MBbl/d.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,350 miles	450 MMcf/d(1)	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	325 MMcf/d (1)
Crude oil gathering pipelines	Crude oil	Crude oil gathering	550 miles	240 MBbl/d (2)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d
Water gathering pipelines	Water	Produced water gathering	270 miles	200 MBbl/d	Upstream: Hess and third-party wells Downstream: Hess and third-party water disposal facilities
Water disposal facilities	Water	Produced water disposal	-	110 MBbl/d
(1)
The natural gas gathering system has a current capacity of up to approximately 450 MMcf/d, including an aggregate compression capacity of approximately 325 MMcf/d.
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

Tioga Gas Plant

The Tioga Gas Plant (“TGP”) is located in Tioga, North Dakota, and has a total processing capacity of 400 MMcf/d that became available concurrent with the completion of a third-party residue export expansion in February 2022. The plant receives natural gas produced from Hess‑operated and third‑party operated wells in the Bakken through our North Dakota gathering systems as well as third‑party gathering systems. TGP is one of the largest natural gas processing and fractionation plants in North Dakota.

The plant was initially constructed in 1954. The plant subsequently underwent a large‑scale expansion, refurbishment and optimization project that was completed in 2014, during which a new cryogenic processing train with a processing capacity of 250 MMcf/d was installed. The plant consists of (i) a state-of-the-art cryogenic processing facility with ethane extraction capabilities that produces low Btu, pipeline‑quality natural gas and (ii) a 60 MBbl/d fractionation facility with NGL fractionation capabilities for ethane, propane, butane and natural gasoline. The plant includes the North Dakota Natural Gas Pipeline, an approximately 60‑mile, 10.75‑inch residue gas pipeline that connects to the interstate Northern Border Pipeline near Cherry Creek in McKenzie County, North Dakota. This pipeline was constructed in 1992 and is capable of delivering 65 MMcf/d of residue gas to the Northern Border Pipeline at Cherry Creek, which includes up to 25 MMcf/d of residue gas to gas lift operations in McKenzie and Williams Counties, North Dakota. The plant also has direct residue gas pipeline connections at the tailgate of the plant to both the Alliance Pipeline and the WBI Pipeline. The total residue gas offtake capacity from the plant is approximately 190 MMcf/d, consisting of 65 MMcf/d to the Alliance Pipeline, 65 MMcf/d to the Northern Border Interstate Pipeline, 35 MMcf/d to the WBI Energy's pipeline system and 25 MMcf/d to gas lift operations in McKenzie and Williams Counties.

In 2020, we completed construction of a 150 MMcf/d natural gas processing capacity expansion at TGP. In the third quarter of 2021, we safely and successfully completed the planned maintenance turnaround at TGP, during which a series of plant tie-ins for the TGP expansion were also completed. The expansion was placed in service in October 2021 and added residue and y-grade liquids processing capacity to the existing cryogenic processing capability of the current plant.

The plant also includes four NGL truck loading racks with an aggregate loading capacity of approximately 10 MBbl/d of propane to serve the local propane market, as well as 14 NGL bullet storage tanks and 5 NGL storage tanks with a combined shell capacity of approximately 35 MBbls of propane, 10 MBbls of butane and 35 MBbls of natural gasoline. The total NGL production capability of the plant is approximately 80 MBbl/d, with interconnections into the Vantage Pipeline, the Alliance Pipeline and interconnecting pipelines with our Tioga Rail Terminal. Additionally, the plant includes a CNG terminal that is capable of compressing approximately 2.5 MMcf/d of natural gas to 3,600 psig and loading in excess of 100 light duty CNG‑fueled vehicles and up to 10 CNG cylinder trailers per day for drilling and hydraulic fracturing operations, for a combined capacity of approximately 40 Mdge/d.

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

The following table sets forth certain information regarding our processing and storage assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Processing and Storage Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Tioga Gas Plant	Natural gas	Cryogenic	400 MMcf/d (4)	-	Upstream: Natural gas gathering systems Downstream: Third-party long-haul pipelines
	NGLs	Cryogenic & Fractionation	80 MBbl/d	80 MBbls (2)	Downstream: Alliance Pipeline (propane); Vantage Pipeline (ethane); Tioga Rail Terminal; truck loading
	CNG	Compression	40 Mdge/d	-	Upstream: Tioga Gas Plant Downstream: Truck loading; light duty vehicles
Little Missouri 4	Natural gas	Cryogenic	100 MMcf/d(1)	-	Upstream: Natural gas gathering systems Downstream: Northern Border Pipeline
	NGLs	Cryogenic	40 MBbl/d	-	Downstream: ONEOK Elk Creek Pipeline
Mentor Storage Terminal	Propane	Storage; rail and truck loading and unloading	6 MBbl/d	330 MBbls (3)	BNSF Railway; truck loading
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
(4)
Became available concurrent with the completion of the WBI North Bakken Expansion Project in February 2022.

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2021, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

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
(5)
For the year ended December 31, 2021, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.
(6)
Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in 2017.

Our Commercial Agreements with Hess

Effective January 1, 2014, we entered into fee-based commercial agreements with certain subsidiaries of Hess to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminal and export services. Effective January 1, 2019, in connection with acquisition of Hess Water Services, we entered into long-term fee-based water services agreements with a subsidiary of Hess.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Hess’ nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan.

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

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term of our commercial agreements, Hess will continue to have MVCs equal to 80% of Hess’s nominations in each development plan that apply on a three-year rolling basis through the Secondary Term.

We believe these commercial agreements provide us with stable and predictable cash flows, downside risk protection and minimal direct exposure to commodity price fluctuations during the Initial Term. Since the Secondary Term of our commercial agreements changes from a fee recalculation mechanism to an inflation-based fixed fee structure, it may provide less downside risk protection; however, Hess will continue to have MVCs, providing us with minimum levels of cash flows.

The following table sets forth additional information regarding Hess’ MVCs:

	Hess Minimum Volume Commitment(1)
Agreement	2022	2023	2024
Gas Gathering Agreement - MMcf/d of gas	363	317	351
Crude Oil Gathering Agreement - MBbl/d of crude oil	117	100	100
Gas Processing and Fractionation Agreement - MMcf/d of gas	345	302	340
Terminaling and Export Services Agreement(2) - MBbl/d of crude oil	145	113	114
Water Services Agreement(3) - MBbl/d of water	67	70	85

(1)
Under each of our commercial agreements other than our storage services agreement, Hess is obligated to provide minimum volumes of crude oil, natural gas, NGLs and produced water, as applicable, to our assets on a quarterly basis and such volumes are reflected in the table above as annual averages of each year’s quarterly MVCs. The amounts under the gathering agreements also reflect the aggregate annual averages of the quarterly MVCs on our gathering subsystems.
(2)
The terminaling and export services agreement covers the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars and the Johnson’s Corner Header System.
(3)
Represents MVCs for operated produced water gathering services.

For the year ended December 31, 2021, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Our gas revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues.

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

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements to report emissions of greenhouse gases (“GHG”) to the Environmental Protection Agency (the “EPA”), or in public disclosures, and state actions to develop and implement statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Hess’ Bakken operations and may have an indirect effect on our business, financial condition and results of operations.

Further, the EPA has proposed regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. Rules and regulations have been proposed, amended and challenged, including rules and regulations governing methane emissions from oil and natural gas production and natural gas processing and transmission facilities. In November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA is currently seeking public comments on its proposal, which the EPA says it hopes to finalize by the end of 2022. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by the EPA or a limitation on the EPA’s authority to regulate greenhouse gases, or potentially a tax on carbon, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. The United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include former and present owners or operators of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Additionally, it is possible that emerging contaminants, like perflorinated chemicals such as PFAS and PFOA compounds, could become subject to CERCLA regulation. Pursuant to our amended omnibus agreement, the Sponsors will indemnify us and will fund, subject to the below limit, the costs for required remedial action for our known historical and legacy spills and releases and, subject to a deductible of $100,000 per claim, for spills and releases, if any, that were existing but unknown at the time of closing of our IPO to the extent such existing but unknown spills and releases are identified within five years after closing of our IPO (i.e., by April 2022) and relate to the Joint Interest Assets. There is a $4.5 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which our Sponsors will indemnify us for environmental liabilities under the amended omnibus agreement once we meet the deductible.

RCRA. We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non‑hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non‑hazardous wastes. Any changes in the regulations for treatment, storage or disposal of RCRA‑regulated waste could increase our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.

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

Water

Our operations have the potential to result in the discharge of pollutants, including crude oil. Regulations under the Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA‑90”), and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of jurisdictional waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”), plans at many of our facilities. We maintain discharge permits for facilities required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented processes to oversee our compliance efforts.

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

Endangered Species Act

The Endangered Species Act restricts and carries civil and criminal liability for activities that may affect endangered species or their habitats. At the federal level, the law is administered by the U.S. Fish and Wildlife Service and the Commerce Department's National Marine Fisheries Service. While some of our facilities are in areas that may be designated as habitat for endangered species, we have not incurred any material costs to comply or restrictions on our operations. However, the discovery of previously unidentified endangered species or designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

Pipeline Regulation

Section 1(b) of the Natural Gas Act (“NGA”), exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”). Although FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is unregulated under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate Commerce Act (“ICA”), because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act (“NGPA”), FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,307,164 per day for each violation and disgorgement of profits associated with any violation.

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

The transportation and storage of crude oil and other hydrocarbon products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The United States Department of Transportation (the “DOT”), through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and state agencies, enforces safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high‑consequence areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. PHMSA’s regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

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

State regulations and our commercial agreements with Hess contain product quality specification limits. However, if new or more stringent federal, state or local legal restrictions relating to the quality specification of crude oil or to crude oil transportation are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule represents the final part of the Mega Rule, and establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements as “Type R” onshore gas gathering lines; and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements as “Type C” onshore gas gathering lines. The rule is set to take effect May 15, 2022. The extent and magnitude of costs to comply with this new rule cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

Security

The Department of Homeland Security’s (“DHS”), Chemical Facility Anti‑Terrorism Standards are designed to regulate the security of high‑risk chemical facilities. The DHS issued an interim rule in April 2007 regarding risk‑based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establishes chemicals of interest and their respective threshold quantities that trigger compliance with these interim rules. Covered facilities determined by DHS to pose a high level of security risk are required to prepare and submit Security Vulnerability Assessments or Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical‑terrorism vulnerability information. Certain of our facilities may be subject to these requirements.

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

Human Capital Resources

We are managed by the board of directors and executive officers of Hess Midstream GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations and has entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. As a result, all of the employees that conduct our business are employed by affiliates of our general partner including Hess. Hess is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business. As of December 31, 2021, Hess Midstream GP LLC and its affiliates had approximately 199 full‑time equivalent employees supporting our operations, including employees in the field performing services and support staff from other offices.

Office

The principal office of our Company is located at 1501 McKinney Street, Houston, Texas 77010.

Website Access to Our Reports

We make available free of charge through our website, at www.hessmidstream.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the Audit Committee charter are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange (the “NYSE”) an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards.

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

Risks Related to Our Business and Industry

•
Our business and operations have been and may continue to be adversely affected by COVID-19 and any related reduced demand for oil and natural gas.
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
•
Evolving environmental laws and regulations, including on crude oil stabilization, transportation, hydraulic fracturing and climate change, could have an adverse effect on our business.
•
Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our services and adversely affect our business.
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

For the year ended December 31, 2021, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues in the near term under multiple commercial agreements with Hess. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’ financial condition, results of operations or cash flows may adversely affect its ability to deliver its nominated volumes to us and our ability to sustain or increase cash distributions to our shareholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

•
adverse effects of COVID-19;
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
•
climate change initiatives and changes in attitudes may result in significant operational changes and expenditures, reduced demand for Hess’ products or increased cost of capital for Hess, and adversely affect Hess’ business;
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

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. For example, in the second quarter of 2020, as a result of COVID-19 and sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Hess operated 3 rigs in the Bakken at the end of 2021; however, total Bakken rig count continues to fluctuate. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

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

Furthermore, produced water disposal services that we provide to Hess and any other customers assist in their drilling activities. If Hess does not maintain its drilling activities, its demand for our produced water disposal services will be reduced regardless of whether we continue to provide other midstream services for their production, and our financial condition and results of operations could be adversely affected.

We may not be able to significantly increase our third‑party revenues due to competition and other factors, which could limit our ability to grow and extend our dependence on Hess.

Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties with our existing assets or by constructing or acquiring new assets independently from Hess. Our ability to increase our third‑party revenues is subject to numerous factors beyond our control, including prevailing commodity prices, competition from third parties and the extent to which we lack available capacity when third‑party customers require it. For example, the decline in crude oil prices in the second quarter of 2020 as a result of COVID-19 caused producers to reduce exploration, development and production activities, which resulted in a decrease in third‑party volumes available to be handled by our assets. In addition, our natural gas and crude oil gathering systems and processing plants are subject to competition from existing and future third‑party natural gas and crude oil gathering systems and natural gas processing and fractionation plants in the Bakken, while our terminals and crude oil rail cars compete with third‑party terminals, pipelines and crude oil rail cars for available third‑party volumes. To the extent that we have available capacity on our gathering systems, at TGP or LM4 for third-party volumes, we may not be able to compete effectively with third‑party gathering systems or processing plants for additional natural gas production in the area. To the extent that we have available capacity at our terminals or crude oil rail cars for third‑party volumes, competition from other existing or future terminals or crude oil rail cars owned by third parties may limit our ability to utilize this available capacity.

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

We and Hess must devote a portion of our cash flows from operating activities to service our respective indebtedness, and therefore cash flows may not be available for use in pursuing our and Hess’ growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2021, Hess had total consolidated indebtedness of approximately $8.5 billion, including our indebtedness of $2.6 billion, which is non-recourse to Hess.

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

Risks Related to Our Business and Industry

Our business and operations have been and may continue to be adversely affected by COVID-19 or other similar public health developments and related changes to demand for oil and natural gas.

Since 2020, COVID-19 and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, have significantly impacted economic activity. As a result of COVID-19, our operations, and those of our business partners, suppliers and customers, including Hess, have experienced and may continue to experience further adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures. We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, vaccination policies, reduced personnel at work sites wherever this can be done safely, and remote working arrangements for office workers. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the virus and its variants, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our use of remote communications and other work-from-home practices, which could make us more vulnerable to cyber-attacks. To the extent we or our business partners, suppliers or customers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects may be adversely affected.

In addition to the global health concerns, COVID-19 has negatively affected the United States and global economy and the demand for oil and natural gas. The prolonged continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term. Furthermore, the effects of COVID-19 and concerns regarding the global spread of its variants have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of the crude oil, natural gas and NGLs that we gather, process and terminal for Hess and other third-party producers. Containment measures implemented to mitigate the spread of COVID-19 and its variants could continue to be widespread and lead to sustained adoption of certain behavioral changes, such as reduced travel and enhanced work from home policies, which could result in further reductions in demand for and consumption of energy commodities and further curtailments and shut-ins of production by our customers.

The timeline and potential magnitude of COVID-19 remains unknown and will depend on future developments, including, among others, the global availability of vaccines, the efficacy of vaccines against variants and the extent to which normal economic and operating conditions resume. In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them. In addition, we may face an increased risk of changes in the regulations related to our business, such as the imposition of limitations on our workforce’s ability to access our facilities. We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. A sustained extension of the current market environment may make it more difficult to comply with covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.

As the impact from COVID-19 remains difficult to predict, the extent to which it may negatively affect our operating results is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.

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

Seasonal weather conditions, which may be impacted by climate change, may adversely affect our customers’ ability to conduct drilling activities in some of the areas where we operate and our ability to operate our assets and to construct additional facilities.

Crude oil and natural gas operations in North Dakota are adversely affected by seasonal weather conditions. In the Bakken, drilling and other crude oil and natural gas activities can be adversely affected during the winter months. Severe winter weather conditions limit and may reduce or temporarily halt our customers’ ability to operate during such conditions, leading to the decrease in drilling activity and the potential shut‑in of producing wells which the producers are unable to service. This could result in a decrease in the volumes of crude oil, natural gas and NGLs supplied to our assets. In addition, seasonal weather conditions during the winter months may adversely impact the operations of our assets and our ability to construct additional facilities, by causing temporary delays and shutdowns. The frequency and severity of severe winter weather conditions which impact our and our customers’ business activities may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in order to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. If any of these results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them. To the extent any such effects were to occur, the resulting impacts could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our shareholders.

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

Our operations and Hess’ Bakken production operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Hess’ operations and damages for which may not be fully covered by insurance. If a significant accident or event occurs that results in a business interruption or shut down for which we are not adequately insured, our operations and financial results could be materially and adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in gathering, compressing, processing, fractionating, terminaling, storing, loading and transporting crude oil, natural gas and NGLs and gathering and disposing of produced water, including:

•
damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, floods, fires, severe weather, explosions and other natural disasters, the frequency and severity of which may be impacted by climate change, and acts of terrorism;
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

Certain borrowings on our credit facilities and term loan may use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures are expected to cause LIBOR to be discontinued after June 30, 2023 or to perform differently than in the past. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Bank of New York, has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. At this time, the consequences of these developments cannot be entirely predicted, but could include fluctuations in interest rates or an increase in the cost of our credit facility borrowings.

We have a significant amount of consolidated indebtedness that may adversely affect our business, results of operations and ability to make quarterly distributions.

We have a significant amount of consolidated indebtedness. As of December 31, 2021, we had $2,073.0 million carrying value of outstanding senior notes of the Partnership, $104.0 million carrying value of borrowings outstanding under the Partnership’s senior secured revolving credit facility and $386.5 million carrying value of borrowings outstanding under the Partnership’s senior secured term loan facility.

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

As part of our growth strategy, we intend to increase utilization of our existing asset base and increase revenue at our facilities by handling additional volumes of natural gas and crude oil resulting from the completion of various capital projects by us. For example, we recently completed a construction and reconfiguration of facilities and pipelines in McKenzie and Williams Counties that increased our throughput capacity for crude oil and natural gas originating from south of the Missouri River and moving northward to our natural gas processing and crude oil and NGL terminaling assets in Tioga and Ramberg. We also invested in construction of the LM4 gas processing plant south of the Missouri River as part of our joint venture with Targa and we expanded natural gas processing capacity at TGP by 150 MMcf/d for total processing capacity of 400 MMcf/d.

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

Terrorist attacks and threats, cyber‑attacks, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy‑related assets and transportation assets, may be at greater risk of future terrorist attacks than other targets in the United States. There is no guarantee that our insurance policies will be sufficient to cover our losses resulting from a terrorist attack or cyber attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Computers and telecommunication systems have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Our reliance on technology has increased due to our use of remote communications and other work-from-home practices in response to COVID-19. Cyber‑attacks or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our customers’ products to market. A cyber‑attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, processing, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for our services and settle transactions. As a result, a cyber breach of these operating systems, or of the networks and infrastructure on which they rely and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness. We routinely experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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

The handling of crude oil, natural gas and NGLs involves inherent risks of spills and releases. We have contracted with various spill response service companies in the areas in which we gather, load, transport or store crude oil and NGLs; however, these companies may not be able to adequately contain a discharge in all instances, and we cannot ensure that all of their services would be available at any given time. Should these parties not be able to adequately contain such a discharge, we may face substantial liabilities and remedial obligations depending on the size and scope of any such discharge.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

DOT, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management systems. PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines, the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements, and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements. The rule is set to take effect May 15, 2022. The extent and magnitude of costs to comply with this new rule cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

In addition, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 was signed into law on December 27, 2020. Among other things, the act requires PHMSA to issue regulations addressing idled pipelines, the safety of gas gathering pipelines, minimum performance standards for methane leak detection and repair and gas distribution pipelines’ emergency response plans, responses to over pressurization events, and maintenance of maps and records of critical pressure control infrastructure. In addition, the act includes the adoption of due process improvements related to PHMSA enforcement, requires routine reporting to Congress regarding outstanding pipeline rulemaking, and an independent study regarding the cost-benefit of automated shut-off valves.

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

Although the FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant and LM4, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is unregulated under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the ICA, because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA or ICA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act, or the NGPA, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,307,164 per day for each violation and disgorgement of profits associated with any violation. In addition, state regulation of gathering facilities and intrastate transportation pipelines generally include various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation.

Evolving environmental laws and regulations on crude oil, including stabilization and transportation, could have an effect on our financial performance.

In December 2014, the North Dakota Industrial Commission, (“NDIC”), issued Order No. 25417, which requires producers in the Bakken, among other fields, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature or demonstrate that crude oil has a vapor pressure no greater than 13.7 psi prior to separation. In January 2019, the NDIC issued revisions to the order giving operators more flexibility for evaluating and demonstrating compliance with the state’s vapor pressure requirements.

Given the volume of tight crude oil like Bakken crude that was then being shipped by rail, the U.S. Department of Energy, (“DOE”), tasked Sandia National Laboratories to study the properties of tight crude oils as they relate to potential combustion events in the rail transport environment. On August 23, 2019, Sandia released its report “Pool Fire and Fireball Experiments in Support of the U.S. DOE/DOT/TC Crude Oil Characterization Research Study” (the “Sandia Study”). After studying the thermal hazard characteristics of crude oil samples from the Bakken System in comparison to crude oils from the Permian Basin in Texas and the Strategic Petroleum Reserve, Sandia concluded that “all the oils have comparable thermal hazard distances” and “none of the oils studied indicate outlier behavior.” Additionally, the Sandia Study found that “the results from this work do not support creating a distinction for crude oils based on vapor pressure.” Despite the conclusions of the Sandia Study, some federal, state or local regulators may continue to pursue regulation of crude oil vapor pressure for transportation purposes.

Furthermore, rail car derailments in Canada and the United States several years ago led to increased regulatory scrutiny over the safety of transporting Bakken crude oil by rail. The Federal Railroad Administration, (“FRA”) of the DOT and PHMSA issued several Safety Advisories and Emergency Orders directing offerors and rail carriers to take additional precautionary measures to enhance the safe shipment of bulk quantities of crude oil. Currently, all of the rail cars in our fleet are DOT 117 rail cars that meet the requirements of the final DOT rule. In addition, the adoption of additional federal, state or local laws or regulations, including any new voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could increase compliance costs and decrease demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather related problems, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

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

We do not conduct hydraulic fracturing operations, but Hess’ and our other customers’ crude oil and natural gas production operations often require hydraulic fracturing as part of the completion process. While hydraulic fracturing is typically regulated by state agencies, federal agencies have also asserted regulatory authority over the process. In addition, Congress may in the future further consider legislation giving the EPA, direct authority to regulate hydraulic fracturing under the Safe Drinking Water Act.

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

Potential regulations regarding climate change could affect our operations. Currently, various federal and state legislative and regulatory bodies are considering measures to address greenhouse gas emissions. These measures include the EPA, programs that require the crude oil and natural gas industry to report and to control greenhouse gas emissions, and states to develop statewide or regional programs to reduce greenhouse gas emissions. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. These developments also could have an indirect effect on our business if Hess’ Bakken operations are adversely affected due to increased regulation of Hess’ facilities or reduced demand for crude oil, natural gas and NGLs. For example, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA is currently seeking public comments on its proposal, which the EPA hopes to finalize by the end of 2022. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by the EPA or a limitation on the EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In an executive order issued on January 20, 2021, the Biden administration asked the heads of all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically identified certain of the regulations discussed herein, including the EPA’s methane emission standards for oil and natural gas facilities. The Biden administration issued a separate executive order on January 27, 2021, focused on addressing climate change, which, among other things, directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. In response to this, in November 2021, the Department of the Interior released a report on the federal oil and gas leasing program that included several recommendations for how to reform the program. These recommended reforms included, among other items, raising royalty rates and current minimum levels for bids, rentals, royalties and bonds; revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. In November 2021, the Department of the Interior entered into two Memoranda of Understanding with various federal agencies that focused on sacred sites and treaty rights, respectively, and entered into a Joint Order with the U.S. Department of Agriculture regarding stewardship of federal lands.

These developments may result in increased tribal consultation relating to oil and gas permitting and leasing on federal lands. In May 2021, the Biden administration issued an executive order requiring federal agencies, including financial regulators, to develop steps towards the mitigation of climate-related financial risk and its drivers and on October 14, 2021, issued a roadmap which sets out a climate risk accountability framework. Such federal regulation, as well as uncertainty regarding the future course of federal regulation, could indirectly affect our business and our results of operations by reducing demand for our services.

At both the federal and state-level, there are also an increasing number of legislative initiatives and proposals that may lead to reduced demand for fossil fuels such as oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. Such regulations and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. For example, the Paris Agreement, which went into effect in November 2016, seeks to combat climate change through the establishment of nationally-determined greenhouse gas emissions reduction goals. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States was a signatory to the Global Methane Pledge in November 2021, by which signatory countries commit to reducing global methane emissions by at least 30% from 2020 levels by 2030. While significant uncertainty exists as to the specifics on any future regulation of methane or other greenhouse gas emissions under federal regulations such as the Clean Air Act or other local, regional, or international regulatory regimes, their impact, if enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. However, the extent and magnitude of that impact cannot currently be reliably or accurately estimated.

Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our services and adversely affect our business.

We recognize that climate change and sustainability are growing global environmental concerns. We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successfully operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our reputation. As a result of heightened public awareness and attention to climate change and sustainability as well as continued regulatory initiatives, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our customers and our business. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Shareholder activism in relation to climate change and sustainability issues has been increasing in our industry in recent times, and shareholders may attempt to effect changes to our business or governance. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. Furthermore, increasing attention to climate change risks and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including Hess, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm.

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

In April 2020, a federal district court vacated Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers (“Corps”) for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. In July 2020, the U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the Corps released the final version of a rule renewing twelve of its NWPs, including NWP 12. The new rule splits NWP 12 into three parts; NWP 12 will continue to be available for oil and gas pipelines, while new NWP 57 will be available for electric utility line and telecommunications activities, and a new NWP 58 will be available for utility line activities for water and other substances. The new rule also eliminates preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also now requires new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.

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

The federal Endangered Species Act, (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. The designation of previously unidentified endangered or threatened species under such laws may affect our and our customers’ operations.

Risks Inherent in an Investment in Us

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our shareholders.

In order to support the payment of the minimum quarterly distribution of $0.30 per Class A Share per quarter, or $1.20 per Class A Share on an annualized basis, we must generate distributable cash flow of approximately $76.0 million per quarter, or approximately $304.0 million per year, based on Hess’ and GIP’s noncontrolling interest in us and the number of Class A Shares outstanding as of December 31, 2021. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our Class A Shares principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our shareholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient shares to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all of our outstanding shares voting together as a single class is required to remove our general partner. As of December 31, 2021, our general partner and its affiliates collectively owned approximately 87% of our Company shares.

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

If at any time our general partner and its affiliates own more than a designated percentage of the issued and outstanding limited partner interests of any class, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the limited partner interests of such class held by unaffiliated persons at a price not less than their then-current market price. This designated percentage is equal to (i) 80% with respect to all classes of limited partner interests other than Class A Shares and (ii) as of the consummation of the Restructuring, 97% of the Class A Shares and Class B Shares, taken together, which percentage is gradually adjusted downward in connection with decreases to the percentage of the limited partner interests held by our general partner and its affiliates. Generally, the designated percentage is three to five percent greater than the percentage of the limited partner interests owned by our general partner and its affiliates, until they own 75% of the limited partner interests, at which time the designated percentage will be fixed at 80%. As a result, our shareholders may be required to sell their Class A Shares at an undesirable time or price and may not receive any return on their investment. Our shareholders may also incur a tax liability upon a sale of their Class A Shares. For purposes of this calculation, the Class B Shares will be considered collectively with the Class A Shares as a single class. Our general partner and its affiliates currently own approximately 87% of the Class B Shares and the Class A Shares, considered as a single class.

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

As of December 31, 2021, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares, 219,641,928 Class B Shares, and 219,641,928 Class B Units in the Partnership. The Class B Units in the Partnership are exchangeable, together with an equal number of Class B Shares, into Class A Shares on a one-to-one basis. We have agreed to provide our Sponsors with certain registration rights under applicable securities laws with respect to resales of the Class A Shares. The sale of these Class A Shares in the public or private markets could have an adverse impact on the price of the Class A Shares or any trading market that may develop.

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

We are subject to U.S. federal income tax as a corporation at the current corporate tax rate of 21% and to state income tax in various states at various rates. Government action could result in tax increases retroactively or prospectively through tax claims, changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. Distributions on our Class A Shares are treated as distributions on corporate stock for U.S. federal income tax purposes and taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits). Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal and state income tax purposes, distributable cash flow will be reduced by any tax liabilities.

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

Holders

As of December 31, 2021, there were 3 shareholders of record who owned a total of 33,672,068 of our Class A Shares, one of which is Hess Midstream GP LP. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name. In addition, as of December 31, 2021, Hess Midstream GP LP owned an aggregate of 219,641,928 Class B Shares. Hess and GIP indirectly own the Class A Shares and Class B Shares owned by Hess Midstream GP LP.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2021:

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options	future issuance under
Plan category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation plans not approved by security holders (1)	-	-	-
Hess Midstream LP 2017 Long Term Incentive Plan	187,931 (2)	$-	2,560,001
Total	187,931	$-	2,560,001
(1)
The general partner of our Predecessor adopted the Long-Term Incentive Plan in connection with the IPO.
(2)
The amount includes 187,931 phantom unit awards that vest ratably over a three-year period for officers and employees, and vest after one year for directors following the date of grant. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings.

See Note 10, Equity‑Based Compensation in Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.

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

The following table sets forth the cash distributions per unit or share declared on the common units or Class A Shares, as applicable, for the three most recent years through December 31, 2021:

Quarterly Cash
Three most recent years	Distribution per Unit/Share(1)
March 31, 2019	$0.3833
June 30, 2019	$0.3970
September 30, 2019	$0.4112
December 31, 2019	$0.4258
March 31, 2020	$0.4310
June 30, 2020	$0.4363
September 30, 2020	$0.4417
December 31, 2020	$0.4471
March 31, 2021	$0.4526
June 30, 2021(2)	$0.5042
September 30, 2021	$0.5104
December 31, 2021	$0.5167

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us and, as of December 31, 2021, 898,000 Class A Shares and 219,641,928 Class B Shares. Our general partner, in its capacity as a shareholder, is entitled to share in cash distributions on our Class A Shares, but is not otherwise entitled to receive cash distributions with respect to its general partner interest in us or its Class B Shares. However, our general partner may in the future own other equity interests in us and may be entitled to receive distributions on any such interests.

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

ITEM 6. [RESERVED]

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

Our Ongoing Response to Global Pandemic and Market Conditions

The coronavirus (“COVID-19”) global pandemic continues to have a profound impact on society and industry. The Company and Hess have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, vaccination policies, reduced personnel at work sites wherever this can be done safely, and remote working arrangements for office workers. In addition, we implemented extensive COVID-19 protocols to keep the workforce safe during the planned maintenance turnaround at the Tioga Gas Plant, which was executed safely and successfully in the third quarter of 2021.

In addition to the global health concerns of COVID-19, the pandemic severely impacted demand for oil. In 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from COVID-19. As a result of the sharp decline in crude oil prices, Hess reduced its rig count from 6 rigs to 1 rig in the Bakken in 2020. Third parties in the Bakken also curtailed production and reduced their drilling activity. While economic conditions improved in 2021 and Hess increased its rig count to 3 rigs in September 2021, we continued to see lower oil throughput volumes in our systems throughout this period due to reduced drilling activity. Our contract structure largely offset the impact of the reduction in volumes on our revenues in 2021 and 2020 and is expected to continue to offset such impact through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. See “Other Factors Expected to Significantly Affect Our Future Results.”

Significant 2021 Activities

In 2020, we completed construction of a 150 MMcf/d natural gas processing capacity expansion at our Tioga Gas Plant (“TGP”). In the third quarter of 2021, we safely and successfully completed the planned maintenance turnaround at TGP, during which a series of plant tie-ins for the TGP expansion were also completed. The expansion was placed in service in October 2021. Total processing capacity of 400 MMcf/d became available concurrent with the completion of a third-party residue export expansion in February 2022.

2021 Equity Transactions

On March 15, 2021, the Sponsors sold an aggregate of 6,900,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts. On October 8, 2021, the Sponsors sold an aggregate of 8,625,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $26.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the two offerings of approximately $356.5 million in total, after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

Additionally, on August 10, 2021, the Partnership repurchased an aggregate of 31,250,000 of its Class B Units from the Sponsors at a purchase price of $24.00 per Class B unit, for total consideration of $750.0 million. The Repurchase Transaction was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.25% senior unsecured notes due 2030.

As a result of the 2021 Equity Transactions, our public ownership increased from 6.0% at December 31, 2020 to 12.9% at December 31, 2021 on a consolidated basis. We also utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through a 10% increase in our quarterly distribution levels. See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 8, Debt and Interest Expense, Note 9, Partners' Capital and Distributions and Note 16, Subsequent Events for additional details.

2019 Restructuring

On December 16, 2019, the Company and the Partnership completed the transactions (the “Restructuring”) contemplated by the Partnership Restructuring Agreement, dated October 3, 2019, by and among the Company, the Partnership and the other parties thereto. As a result of the Restructuring, the Company was delegated control of the Partnership and replaced the Partnership as its publicly traded successor. Prior to the Restructuring, the Partnership was indirectly controlled by HIP GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed as a joint venture between Hess and GIP and owned an 80% economic interest in certain of the Partnership’s existing assets (the “Joint Interest Assets”), a 100% interest in certain other businesses, including Hess’ Bakken water services business (“Hess Water Services”) and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights and the general partner interest in the Partnership, and controlled the Partnership.

Pursuant to the Restructuring, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in Hess Midstream LP in a one-for-one exchange. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares in the Company, all of the Class B Units representing noncontrolling limited partner interests in the Partnership and received aggregate cash consideration of $601.8 million. The Sponsors own 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors.

The acquisition of HIP by the Partnership, including its 80% economic interest in the Joint Interest Assets and 100% interest in Hess Water Services, was accounted for as an acquisition of a business under common control. Accordingly, our results for the year ended December 31, 2019 are presented as if the acquisition occurred at the beginning of the year.

2019 Acquisitions

On March 1, 2019, HIP acquired 100% of the membership interest in Hess Water Services for cash consideration of $225.0 million.

On March 22, 2019, we acquired the crude oil, gas and water gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $89.2 million, with the potential for additional contingent payments in future periods subject to certain future performance metrics. As of December 31, 2021, the contingent liability was $2.9 million.

Business Strategies

Our principal business objective is to grow our business and distributable cash flow supported by fee-based contracts and disciplined financial strategy. We expect to achieve this objective through the following business strategies:

•
Focus on Cash Flow Stability and Growth Supported by Long-Term, Fee-Based Contracts and a Disciplined Financial Strategy. We seek to grow our distributable cash flow to be able to fund our expansion capital and provide consistent and ongoing return of capital to shareholders while maintaining balance sheet strength. Our commercial agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and downside risk protection.
•
Capitalize on Hess’ Bakken Production Growth. Our midstream infrastructure footprint services Hess’ leading acreage position in the Bakken. We believe our volumes and investment opportunities will continue to expand as Hess drills new wells in the Bakken. We intend to invest additional capital to continue extending and expanding our strategically positioned infrastructure, including additional gas capture capabilities, to meet Hess’ current and future production growth and enable Hess to continue to meet or exceed North Dakota’s wellhead gas capture targets in the short-term and achieve zero routine flaring from its operations in the Bakken by end of 2025.
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

Climate Change and Energy Transition

We are aligned with Hess in its aim to help meet the world's growing energy needs while reducing its greenhouse gas (“GHG”) emissions. In 2021, Hess announced new five-year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 44% and methane emissions intensity by approximately 52% from 2017. Hess also announced in January 2022 its commitment to achieve zero routine flaring from its operations by end of 2025. We play an important part in Hess' emissions reduction efforts by providing the infrastructure to move oil, natural gas liquids and natural gas to market and reduce wellhead flaring as well as through actions to reduce our own GHG emissions, which are included in Hess’ overall emissions footprint.

We are focused on identifying GHG reduction opportunities, evaluating and implementing technologies as appropriate and evaluating capital and infrastructure requirements. In collaboration with Hess, we have prioritized the following emissions reduction initiatives:

•

Continuing to optimize field development and infrastructure plans for our Bakken operations through the following:

− Tioga Gas Plant expansion and debottlenecking to provide an additional 150 MMcf/d in processing capacity, which was completed and placed in service in October 2021;

− Installing additional compression capacity in 2022, with more planned for the future;

− Utilizing advanced modeling tools to maximize the capabilities of our infrastructure.
•

Examining and implementing alternatives to flaring, such as utilizing natural gas that would have been flared for onsite power generation or conversion to liquified natural gas.
•

Pursuing studies to improve energy efficiency.
•

Examining potential power purchase agreement arrangements to address Hess’ and our electricity needs through renewable energy, thereby offsetting or eliminating our collective Scope 2 GHG emissions.

Segments

Our assets and operations are organized into the following three reportable segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export.

Gathering

Our gathering segment includes Hess North Dakota Pipeline Operations LP, or Gathering Opco, and Hess Water Services Holdings LLC, which own the following assets:

•
Natural Gas Gathering and Compression. A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, Little Missouri 4 (“LM4”) gas processing plant and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility.
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

Processing and Storage

Our processing and storage segment includes Hess TGP Operations LP, or HTGP Opco, and Hess Mentor Storage Holdings LLC, or Mentor Holdings, which own the following assets, respectively:

•
Tioga Gas Plant. A natural gas processing and fractionation plant located in Tioga, North Dakota.
•
Equity Investment in LM4 Joint Venture. A 50% equity method investment in LM4 joint venture that owns a natural gas processing plant located in McKenzie County, North Dakota, that was placed in service in the third quarter of 2019. Targa Resources Corp. is the operator of the plant.

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

Significant 2021 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2021 include:

•
Safely and successfully completed the planned TGP maintenance turnaround.
•
Completed the repurchase of an aggregate of 31,250,000 Class B Units of the Partnership from the Sponsors for $750 million.
•
Consolidated net income of $617.8 million.
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $46.4 million, or $1.81 basic earnings per Class A Share.
•
Net cash provided by operating activities of $795.5 million.
•
Adjusted EBITDA of $908.5 million.
•
Distributable cash flow of $798.6 million.
•
Paid cash distributions of $1.4672 per Class A share in total for the first three quarters of 2021 and declared a cash distribution of $0.5167 per Class A share for the fourth quarter of 2021, which was paid in February 2022.

Revenues and other income in 2021 were $1,203.8 million compared with $1,091.9 million in 2020. Current year revenues and other income were up $111.9 million compared with the prior year primarily due to higher tariff rates and MVC levels of $171.1 million, partially offset by lower pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $59.2 million. Total costs and expenses in 2021 were $476.6 million, down from $515.4 million in the prior year. The decrease was attributable to lower pass-through costs, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $59.2 million, partially offset by higher other operating and maintenance expenses of $10.1 million primarily attributable to the TGP turnaround, higher depreciation of $8.7 million and higher general and administrative expenses of $1.6 million. Interest expense, net of interest income, increased $10.7 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in connection with the Repurchase Transaction. Income tax expense increased $7.3 million driven by higher income before income tax expense and increased ownership of the Partnership by Hess Midstream LP following the 2021 Equity Transactions. As a result, consolidated net income increased $132.9 million and Adjusted EBITDA increased $159.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Throughput volumes for gas processing and gas gathering in 2021 compared with 2020 remained flat primarily due to the TGP turnaround. Throughput volumes decreased 21% for crude oil gathering and 20% for crude oil terminaling in 2021 compared with 2020 due to reduced drilling activity. The impact of the reduction in physical volumes in 2021 compared with 2020 was offset by higher tariff rates and MVC shortfall fee payments. Water gathering volumes increased 4% compared with the prior year.

For additional discussion of the results of operations at the segment level, see “Results of Operations” below. For additional information regarding Adjusted EBITDA and distributable cash flow, our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

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

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term and we have the unilateral right to renew each of these agreements for one additional 10-year term. In September 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the initial term of the gathering agreement with respect to a certain gathering sub-system by five years to provide for a 15-year initial term and decreases the secondary term for that gathering sub-system by five years to provide for a five-year secondary term. Initial term for the water services agreements is 14 years and the secondary term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the secondary term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure. See Item 8. Financial Statements and Supplementary Data. Note 5, Related Party Transactions for additional description of our commercial agreements.

Our revenues also include revenues from third-party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. For the year ended December 31, 2021, our gas revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Year Ended December 31, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$630.6	$435.7	$137.5	$-	$1,203.8
Total revenues	630.6	435.7	137.5	-	1,203.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	143.1	128.4	16.8	-	288.3
Depreciation expense	101.0	48.4	16.2	-	165.6
General and administrative expenses	8.9	5.7	0.8	7.3	22.7
Total costs and expenses	253.0	182.5	33.8	7.3	476.6
Income (loss) from operations	377.6	253.2	103.7	(7.3)	727.2
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income (loss) before income tax expense (benefit)	377.6	263.8	103.7	(112.7)	632.4
Income tax expense (benefit)	-	-	-	14.6	14.6
Net income (loss)	377.6	263.8	103.7	(127.3)	617.8
Less: Net income (loss) attributable to noncontrolling interest	341.3	238.3	93.6	(101.8)	571.4
Net income (loss) attributable to Hess Midstream LP	$36.3	$25.5	$10.1	$(25.5)	$46.4

Throughput volumes
Gas gathering (MMcf/d)	324				324
Crude oil gathering (MBbl/d)	110				110
Gas processing (MMcf/d)		305			305
Crude oil terminaling (MBbl/d)			116		116
NGL loading (MBbl/d)			13		13
Water gathering (MBbl/d)	73				73

For the Year Ended December 31, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$561.9	$370.3	$159.4	$-	$1,091.6
Other income	-	0.3	-	-	0.3
Total revenues	561.9	370.6	159.4	-	1,091.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	157.4	110.9	69.1	-	337.4
Depreciation expense	96.0	44.8	16.1	-	156.9
General and administrative expenses	7.9	6.5	0.7	6.0	21.1
Total costs and expenses	261.3	162.2	85.9	6.0	515.4
Income (loss) from operations	300.6	208.4	73.5	(6.0)	576.5
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	300.7	218.7	73.5	(100.7)	492.2
Income tax expense (benefit)	-	-	-	7.3	7.3
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Less: Net income (loss) attributable to noncontrolling interest	281.5	205.0	68.8	(94.4)	460.9
Net income (loss) attributable to Hess Midstream LP	$19.2	$13.7	$4.7	$(13.6)	$24.0

Throughput volumes
Gas gathering (MMcf/d)	323				323
Crude oil gathering (MBbl/d)	140				140
Gas processing (MMcf/d)		306			306
Crude oil terminaling (MBbl/d)			145		145
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	70				70

For the Year Ended December 31, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$422.9	$294.7	$130.0	$-	$847.6
Other income	-	0.6	0.1	-	0.7
Total revenues	422.9	295.3	130.1	-	848.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	145.4	73.1	58.3	-	276.8
Depreciation expense	81.6	44.7	16.2	-	142.5
General and administrative expenses	9.9	4.8	0.8	36.9	52.4
Total costs and expenses	236.9	122.6	75.3	36.9	471.7
Income (loss) from operations	186.0	172.7	54.8	(36.9)	376.6
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	62.4	62.4
Income (loss) before income tax expense (benefit)	186.0	176.1	54.8	(99.3)	317.6
Income tax expense (benefit)	-	-	-	(0.1)	(0.1)
Net Income (loss)	186.0	176.1	54.8	(99.2)	317.7
Less: Net income (loss) attributable to net parent investment	5.9	-	-	(60.9)	(55.0)
Less: Net income (loss) attributable to noncontrolling interest	145.5	141.5	44.3	(28.7)	302.6
Net income (loss) attributable to Hess Midstream LP	$34.6	$34.6	$10.5	$(9.6)	$70.1

Throughput volumes
Gas gathering (MMcf/d)	275				275
Crude oil gathering (MBbl/d)	118				118
Gas processing (MMcf/d)		260			260
Crude oil terminaling (MBbl/d)			131		131
NGL loading (MBbl/d)			15		15
Water gathering (MBbl/d)	41				41

Year ended December 31, 2021 Compared to Year Ended December 31, 2020

Gathering

Revenues increased $68.7 million in 2021 compared to 2020, of which $59.6 million is attributable to higher tariff rates, $16.4 million is attributable to higher water services revenue and $11.2 million is attributable to higher gas gathering and compression volumes and MVC levels. This increase is partially offset by $15.7 million lower pass-through revenues primarily attributable to lower third-party produced water trucking and disposal due to more water gathered by pipe and more operated water disposal facilities coming on-line and being utilized. In addition, $2.8 million is attributable to lower crude oil gathering volumes driven by reduced drilling activity, partially offset by MVC shortfall fees.

Operating and maintenance expenses decreased $14.3 million, of which $15.7 million is attributable to lower pass-through costs primarily related to lower third-party produced water trucking and disposal costs and $3.9 million is attributable to lower project-based maintenance activity. This decrease is partially offset by $5.3 million higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $5.0 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service. General and administrative expenses increased $1.0 million primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

Processing and Storage

Revenues and other income increased $65.1 million in 2021 compared to 2020, of which $52.2 million is attributable to higher tariff rates, $7.1 million is attributable to higher pass-through revenue, including electricity and other fees related to temporary gas offloads during the TGP turnaround and $6.1 million is attributable to higher MVC levels. This increase was partially offset by $0.3 million lower other income.

Operating and maintenance expenses increased $17.5 million, of which $10.4 million is attributable to higher TGP turnaround activity, $7.1 million is attributable to higher pass-through costs, including electricity and other fees related to temporary gas offloads during the TGP turnaround, and $4.7 million is attributable to higher third-party processing fees. This increase is partially offset by $4.7 million attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $3.6 million primarily due to the TGP expansion and turnaround assets being placed in service.

Terminaling and Export

Revenues and other income decreased $21.9 million in 2021 compared to 2020, of which $50.6 million is attributable to lower rail transportation pass‑through revenues. This decrease is partially offset by $19.1 million attributable to higher tariff rates and $9.6 million attributable to higher MVC levels.

Operating and maintenance expenses decreased $52.3 million, of which $50.6 million is attributable to lower rail transportation pass-through costs and $1.7 million is attributable to lower other rail services costs due to lower rail usage and certain rail transportation fees being paid directly by end customers.

Interest and Other

General and administrative expenses increased $1.3 million in 2021 compared to 2020 primarily due to higher professional fees. Interest expense, net of interest income, increased $10.7 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in connection with the Repurchase Transaction. Income tax expense increased $7.3 million driven by higher income before income tax expense and increased ownership of the Partnership by the Company following the 2021 Equity Transactions.

Year ended December 31, 2020 Compared to Year Ended December 31, 2019

Gathering

Revenues increased $139.0 million in 2020 compared to 2019, of which $56.1 million is attributable to higher gas gathering and compression volumes and $16.1 million is attributable to higher crude oil gathering volumes driven by higher Hess production, higher gas capture and increasing MVC levels. In addition, $44.8 million of the increase in revenues is attributable to higher tariff rates, $17.1 million is attributable to higher operated water services revenue and $4.9 million is attributable to higher pass-through electricity fees and produced water trucking and disposal revenue.

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

Terminaling and Export

Revenues and other income increased $29.3 million in 2020 compared to 2019, of which $10.5 million is attributable to higher rail transportation pass‑through revenues. In addition, $9.9 million of the increase is attributable to higher tariff rates and $8.9 million of the increase is attributable to higher throughput volumes at our terminals driven by higher Hess production and increasing MVC levels. Operating and maintenance expenses increased $10.8 million primarily attributable to higher rail transportation pass-through costs.

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

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the initial term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, in the first quarter of 2021, Hess increased its rig count in the Bakken to two rigs and added a third operated rig in September 2021, and we expect to be above minimum volume commitment levels in 2023 and 2024. To the extent our plans include revenues for volumes, including third-party volumes contracted through Hess, above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility.

The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’ exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’ control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. During the first quarter of 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the COVID-19 global pandemic. Sustained periods of low prices for oil and natural gas could materially and adversely affect the quantities of oil and natural gas that Hess can economically produce. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. While the second term of our commercial agreements includes continuing MVC, the fees change to an inflation-based fixed fee structure, which may provide less downside risk protection. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
(in millions)	2021	2020	2019
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$617.8	$484.9	$317.7
Plus:
Depreciation expense	165.6	156.9	142.5
Proportional share of equity affiliates' depreciation	5.1	5.1	2.0
Interest expense, net	105.4	94.7	62.4
Income tax expense (benefit)	14.6	7.3	(0.1)
Loss (gain) on sale of property, plant and equipment	-	(0.1)	-
Transaction costs	-	-	26.2
Adjusted EBITDA	$908.5	$748.8	$550.7
Adjusted EBITDA prior to Restructuring			$392.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring			316.5
Cash interest paid, net(1)			1.1
Maintenance capital expenditures, net			1.0
Distributable cash flow prior to Restructuring(2)			$73.7
Adjusted EBITDA subsequent to Restructuring			$158.4
Less:
Interest, net(3)	98.1	88.4	$16.6
Maintenance capital expenditures	11.8	7.1	1.7
Distributable cash flow	$798.6	$653.3	$140.1

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$795.5	$641.7	$470.7
Changes in assets and liabilities	18.0	14.3	(12.3)
Amortization of deferred financing costs	(7.3)	(6.5)	(5.1)
Capitalized interest	-	-	4.1
Proportional share of equity affiliates' depreciation	5.1	5.1	2.0
Interest expense, net	105.4	94.7	62.4
Distribution from equity investments	(17.4)	(9.7)	-
Earnings from equity investments	10.6	10.3	3.4
Transaction costs	-	-	26.2
Other	(1.4)	(1.1)	(0.7)
Adjusted EBITDA	$908.5	$748.8	$550.7
Adjusted EBITDA prior to Restructuring			$392.3
Less:
Adjusted EBITDA attributable to noncontrolling interest and net parent investment prior to Restructuring			316.5
Cash interest paid, net(1)			1.1
Maintenance capital expenditures, net			1.0
Distributable cash flow prior to Restructuring(2)			$73.7
Adjusted EBITDA subsequent to Restructuring	908.5	748.8	$158.4
Less:
Interest, net(3)	98.1	88.4	16.6
Maintenance capital expenditures	11.8	7.1	1.7
Distributable cash flow	$798.6	$653.3	$140.1

(1)
Represents cash interest paid, net, attributable to controlling interest prior to the Restructuring.

(2)
Distributable cash flow prior to the Restructuring is calculated net of any amounts attributable to noncontrolling interest. Distributable cash flow prior to the Restructuring for 2019 represents a period of nine months ended September 30, 2019, during which distributions were paid under the old structure. Subsequent to the Restructuring, we make cash distributions to holders of Class A Shares, including to our general partner as holder of an aggregate of 898,000 Class A Shares, and the Partnership makes cash distributions to holders of units of the Partnership, including to the Sponsors as holders of all of the Class B Units, pro rata. Therefore, distributable cash flow subsequent to the Restructuring includes amounts attributable to noncontrolling interest. Distributable cash flow subsequent to the Restructuring for 2019 represents a period of three months ended December 31, 2019.
(3)
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

Our partnership agreement requires that we distribute all of our available cash to shareholders. During the year ended December 31, 2021, we made distributions of $49.4 million, to the holders of our equity securities representing limited partner interests in us. In addition, the Partnership made distributions of $479.6 million to the Sponsors as holders of the Class B Units of the Partnership. On January 24, 2022, we declared a quarterly cash distribution of $0.5167 per Class A Share that was paid on February 14, 2022 to shareholders of record on February 3, 2022, and the Partnership made distributions of $0.5167 per Class B Unit of the Partnership to the Sponsors.

On August 10, 2021, the Partnership repurchased 31,250,000 of its Class B Units from the Sponsors for an aggregate purchase price of $750.0 million, which was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.250% unsecured senior notes due 2030.

Fixed‑Rate Senior Notes

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the Repurchase Transaction.

In December 2019, the Partnership issued $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15. The Partnership used the net proceeds to finance the acquisition of HIP, including to repay borrowings under HIP’s credit facilities, and pay related fees and expenses.

In December 2019, in connection with the Restructuring, the Partnership assumed $800.0 million aggregate principal amount of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior notes due 2026 of the Partnership and paid approximately $2.0 million of exchange consent fees. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2021, we were in compliance with all debt covenants under the indentures.

In addition, the covenants included in the indentures governing the senior notes contain provisions that allow the Company to satisfy the Partnership’s reporting obligations under the indentures, as long as any such financial information of the Company contains information reasonably sufficient to identify the material differences, if any, between the financial information of the Company, on the one hand, and the Partnership and its subsidiaries on a stand-alone basis, on the other hand and the Company does not directly own capital stock of any person other than the Partnership and its subsidiaries, or material business operations that would not be consolidated with the financial results of the Partnership and its subsidiaries. The Company is a holding company and has no independent assets or operations. Other than the interest in the Partnership and the effect of federal and state income taxes that are recognized at the Company level, there are no material differences between the consolidated financial statements of the Partnership and the consolidated financial statements of the Company.

Credit Facilities

In December 2019, the Partnership entered into senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2021, borrowings of $104.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $390.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2021, the Partnership was in compliance with these financial covenants.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities	$795.5	$641.7	$470.7
Cash flows from (used in) investing activities	(163.2)	(301.0)	(497.5)
Cash flows from (used in) financing activities	(632.7)	(341.4)	(79.2)
Net increase (decrease) in cash and cash equivalents	$(0.4)	$(0.7)	$(106.0)

Operating Activities. Cash flows provided by operating activities increased $153.8 million in 2021 compared to 2020. The change in operating cash flows resulted from an increase in revenues and other income of $111.9 million, a decrease in expenses, other than depreciation, amortization, equity‑based compensation and other non-cash gains and losses of $37.9 million and an increase in distributions from equity investments of $7.7 million, partially offset by a decrease in cash provided by changes in working capital of $3.7 million.

Cash flows provided by operating activities increased $171.0 million in 2020 compared to 2019. The change in operating cash flows resulted from an increase in revenues and other income of $243.6 million and distributions from equity investments of $9.7 million, partially offset by an increase in expenses, other than depreciation, amortization, equity‑based compensation and other non-cash gains and losses of $55.7 million and a decrease in cash provided by changes in working capital of $26.6 million.

Investing Activities. Cash flows used in investing activities decreased $137.8 million in 2021 compared to 2020. The decrease in investing cash outflows resulted from lower payments for capital expenditures of $137.9 million primarily due to completion of the TGP expansion, partially offset by lower proceeds from the sale of property, plant and equipment of $0.1 million.

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

Financing Activities. Cash flows used in financing activities increased $291.3 million in 2021 compared to 2020. In 2021, we issued $750.0 million aggregate principal amount of unsecured senior notes that we used to fund the $750 million Class B unit Repurchase Transaction. In 2021, we also had lower borrowings under our credit facilities of $252.3 million, net of any changes in financing costs, higher distributions to shareholders and noncontrolling interest of $35.3 million, and $2.1 million of transaction costs related to the Repurchase Transaction compared to the same period last year. The remaining change of $1.6 million represents a final settlement received from Hess in 2020 related to our previous acquisition of Hess Water Services.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Expansion capital expenditures	$171.2	$245.9	$312.2
Maintenance capital expenditures	11.8	7.1	4.9
Total capital expenditures	183.0	253.0	317.1
(Increase) decrease in accrued capital expenditures	(12.9)	21.1	17.7
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(6.9)	27.0	(28.4)
Additions to property, plant and equipment	$163.2	$301.1	$306.4

Expansion capital expenditures in 2021 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and enable Hess to continue to meet or exceed North Dakota’s wellhead gas capture targets. The activities focused on the construction of two new greenfield compressor stations and associated pipeline infrastructure, which are expected to provide an additional 85 MMcf/d of gas compression capacity when brought online in 2022. Maintenance capital expenditures in 2021 are primarily related to the TGP turnaround.

In 2020, we completed construction and preservation activities for the 150 MMcf/d TGP expansion, which was brought in service in the fourth quarter of 2021. Capital expenditures in 2020 also relate to continued expansion of our compression capacity and gas capture capabilities.

Capital expenditures in 2019 are primarily attributable to continued expansion of our gathering and compression capacity, as well as amounts attributable to engineering, procurement, civil construction and fabrication activities for the TGP expansion that began in 2019. Additionally, in 2019, we acquired Hess Water Services for cash consideration of $225.0 million, of which $68.9 million was recognized as additions to property, plant, and equipment and $156.1 million was recognized as a distribution to Hess. In 2019, we also acquired Summit Midstream Partners’ Tioga Gathering System for cash consideration of $89.2 million, with the potential for additional payments in future periods subject to certain future performance metrics. See Item 8. Financial Statements and Supplementary Data. Note 4, Acquisitions.

Cash Requirements

Our cash requirements within the next twelve months include accounts payables, accrued liabilities, the current portion of long-term debt, interest, purchase obligations, which include a portion of our planned capital expenditure program in 2022, and other liabilities.

Our long-term contractual obligations and commitments include:

•
Debt and interest: See Item 8. Financial Statements and Supplementary Data. Note 8, Debt and Interest Expense.
•
Purchase obligations: See Item 8. Financial Statements and Supplementary Data. Note 13, Commitments and Contingencies.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off‑balance sheet liabilities.

Critical Accounting Estimates

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation, subject to the results of impairment testing. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction of material projects. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and other projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred. The determination of cost componentization and related estimated useful lives is a significant element in arriving at the results of operations. The estimates affect depreciation expense in our accompanying consolidated statements of operations and balance sheets, as described below.

Depreciation Expense

We calculate depreciation using the straight‑line method based on the estimated useful lives after considering salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. Depreciation lives related to our significant assets primarily range between 12 to 35 years. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements are inherently uncertain and could cause us to change our estimates, and impact our future calculation of depreciation. The determination of estimated useful lives is a significant element in arriving at depreciation expense. The estimates affect depreciation expense and cost componentization in our accompanying consolidated statements of operations and balance sheets. These estimates and assumptions have not changed during the periods included in the accompanying consolidated financial statements.

Impairment of Long‑Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Assumptions and estimates about future cash flows and fair values are complex and subject to significant uncertainty. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends that are outside of our control and internal factors such as changes in our business strategy and our internal forecasts. No impairments of long-lived assets were recorded during the periods included in the accompanying consolidated financial statements. The determination of impairments could be a significant element in arriving at the results of operations. Impairment charges would impact total costs and expenses and net Property, Plant & Equipment in our accompanying consolidated statements of operations and balance sheets.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, the outcomes of which are inherently uncertain. Damages or penalties may be sought from us in some matters for which the likelihood of loss may be probable or possible but the amount of loss is not currently estimable. Costs that relate to an existing condition caused by past operations are expensed. Contingent liabilities are recorded when probable and reasonably estimable, the determination of which requires significant judgement and is subject to inherent uncertainty. On the basis of existing information, we believe that the resolution of any such matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Estimates related to contingencies affect operating expenses in our accompanying consolidated statements of operations and liabilities in our balance sheets.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At December 31, 2021, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At December 31, 2021, our total debt had a carrying value of $2,563.5 million and a fair value of approximately $2,648.5 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $72.1 million or $59.8 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on Internal Control over Financial Reporting

We have audited Hess Midstream LP’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Midstream LP (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream LP (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

As described in Note 5 to the consolidated financial statements, the Company is part of the consolidated operations of Hess Corporation and its affiliates (“Hess”) and engages, in the normal course of business, in related party transactions.

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

Houston, Texas

March 1, 2022

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.2	$2.6
Accounts receivable—affiliate:
From contracts with customers	120.3	93.2
Other current assets	10.6	5.6
Total current assets	133.1	101.4
Equity investments	101.6	108.4
Property, plant and equipment, net	3,125.0	3,111.3
Long-term receivable—affiliate	0.8	0.9
Deferred tax asset	117.3	42.5
Other noncurrent assets	7.8	10.0
Total assets	$3,485.6	$3,374.5
Liabilities
Accounts payable—trade	$26.9	$30.0
Accounts payable—affiliate	37.6	21.0
Accrued liabilities	76.2	54.1
Current maturities of long-term debt	20.0	10.0
Other current liabilities	10.2	9.9
Total current liabilities	170.9	125.0
Long-term debt	2,543.5	1,900.1
Deferred tax liability	0.4	-
Other noncurrent liabilities	17.7	23.4
Total liabilities	2,732.5	2,048.5
Partners' capital
Class A shares (33,672,068 shares issued and outstanding as of December 31, 2021; 18,028,308 shares issued and outstanding as of December 31, 2020)	204.1	125.0
Class B shares (219,641,928 shares issued and outstanding as of December 31, 2021; 266,416,928 shares issued and outstanding as of December 31, 2020)	-	-
Total partners' capital	204.1	125.0
Noncontrolling interest	549.0	1,201.0
Total partners' capital	753.1	1,326.0
Total liabilities and partners' capital	$3,485.6	$3,374.5

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
(in millions, except per share data)
Revenues
Affiliate services	$1,203.8	$1,091.6	$847.6
Other income	-	0.3	0.7
Total revenues	1,203.8	1,091.9	848.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	288.3	337.4	276.8
Depreciation expense	165.6	156.9	142.5
General and administrative expenses	22.7	21.1	52.4
Total costs and expenses	476.6	515.4	471.7
Income from operations	727.2	576.5	376.6
Income from equity investments	10.6	10.3	3.4
Interest expense, net	105.4	94.7	62.4
Gain on sale of property, plant and equipment	-	0.1	-
Income before income tax expense	632.4	492.2	317.6
Income tax expense	14.6	7.3	(0.1)
Net income	617.8	484.9	317.7
Less: Net income attributable to net parent investment	-	-	(55.0)
Less: Net income attributable to noncontrolling interest	571.4	460.9	302.6
Net income attributable to Hess Midstream LP	46.4	24.0	70.1
Less: General partners' interest in net income prior to the Restructuring	-	-	3.4
Limited partners' interest in net income	$46.4	$24.0	$66.7

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$1.81	$1.33	$1.21
Diluted:	$1.76	$1.31	$1.20
Weighted average Class A shares outstanding
Basic:	25.6	18.0	18.0
Diluted:	25.7	18.1	18.0
Weighted average limited partner units outstanding prior to the Restructuring
Basic:
Common			$27.3
Subordinated			$27.3
Diluted:
Common			$27.5
Subordinated			$27.3

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
(in millions)
Net income	$617.8	$484.9	$317.7
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	-	(0.4)	(0.8)
Total other comprehensive income	-	(0.4)	(0.8)
Comprehensive income	617.8	484.5	316.9
Less: Comprehensive income (loss) attributable to net parent investment	-	-	(55.6)
Less: Comprehensive income (loss) attributable to noncontrolling interest	571.4	460.5	302.6
Comprehensive income attributable to Hess Midstream LP	$46.4	$24.0	$69.9

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

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	24.0	-	460.9	-	484.9
Equity-based compensation	1.5	-	-	-	1.5
Distributions - $1.7348 per share	(31.6)	-	(462.1)	-	(493.7)
Other comprehensive income (loss)	-	-	-	(0.4)	(0.4)
Hess Water Services acquisition final settlement	-	-	1.6	-	1.6
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0
Net income	46.4	-	571.4	-	617.8
Equity-based compensation	1.4	-	-	-	1.4
Distributions - $1.9143 per share	(49.4)	-	(479.6)	-	(529.0)
Recognition of deferred tax asset	89.0	-	-	-	89.0
Sale of shares held by Sponsors	52.4	-	(52.4)	-	-
Class B unit repurchase	(60.4)	-	(689.6)	-	(750.0)
Transaction costs	(0.3)	-	(1.8)	-	(2.1)
Balance at December 31, 2021	$204.1	$-	$549.0	$-	$753.1

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
(in millions)
Cash flows from operating activities
Net income	$617.8	$484.9	$317.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	165.6	156.9	142.5
(Gain) loss on sale of property, plant and equipment	-	(0.1)	-
(Gain) loss on interest rate swaps	-	(0.4)	(0.8)
(Income) loss from equity investments	(10.6)	(10.3)	(3.4)
Distributions from equity investments	17.4	9.7	-
(Increase) decrease in capitalized interest	-	-	(4.1)
Amortization of deferred financing costs	7.3	6.5	5.1
Equity-based compensation expense	1.4	1.5	1.5
Deferred income tax expense (benefit)	14.6	7.3	(0.1)
Changes in assets and liabilities:
Accounts receivable – affiliate	(27.0)	(5.0)	(19.5)
Other current and noncurrent assets	(5.1)	(0.7)	(1.4)
Accounts payable – trade	(3.1)	(0.6)	11.5
Accounts payable – affiliate	9.7	0.1	3.7
Accrued liabilities	9.2	(11.4)	18.6
Other current and noncurrent liabilities	(1.7)	3.3	(0.6)
Net cash provided by (used in) operating activities	795.5	641.7	470.7
Cash flows from investing activities
Additions to property, plant and equipment	(163.2)	(301.1)	(306.4)
Acquisitions from third parties, net of cash acquired	-	-	(89.2)
Acquisitions from Hess	-	-	(68.9)
Payments for equity investments	-	-	(33.0)
Proceeds from sale of property, plant and equipment	-	0.1	-
Net cash provided by (used in) investing activities	(163.2)	(301.0)	(497.5)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(80.0)	152.0	32.0
Bank borrowings with maturities of greater than 90 days
Borrowings	-	-	210.0
Repayments	(10.0)	-	(7.5)
Proceeds from issuance of senior notes	750.0	-	550.0
Financing costs	(11.6)	(1.3)	(20.4)
Transaction costs	(2.1)	-	-
Class B unit repurchase	(750.0)	-	-
Distributions to shareholders	(49.4)	(31.6)	(85.4)
Distributions to noncontrolling interest	(479.6)	(462.1)	-
Cash consideration paid related to Restructuring	-	-	(601.8)
Capital contributions (distributions) to Hess associated with acquisitions	-	1.6	(156.1)
Net cash provided by (used in) financing activities	(632.7)	(341.4)	(79.2)
Increase (decrease) in cash and cash equivalents	(0.4)	(0.7)	(106.0)
Cash and cash equivalents, beginning of period	2.6	3.3	109.3
Cash and cash equivalents, end of period	$2.2	$2.6	$3.3
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(19.8)	$48.1	$(10.7)
Recognition of deferred tax asset	$89.0	$-	$49.7
Tioga System Acquisition contingent liability adjustment	$(4.1)	$(3.0)	$-

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

Our assets and operations are organized into the following three segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export (see Note 14, Segments).

Significant 2021 Activities. In 2020, we completed construction of a 150 MMcf/d natural gas processing capacity expansion at our Tioga Gas Plant (“TGP”). In the third quarter of 2021, we safely and successfully completed the planned maintenance turnaround at TGP, during which a series of plant tie-ins for the TGP expansion were also completed. The expansion was placed in service in October 2021. Total processing capacity of 400 MMcf/d became available concurrent with the completion of a third-party residue export expansion in February 2022.

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

Prior to the Restructuring, the Company and the Partnership were indirectly controlled by HIP GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed in 2015 as a joint venture between Hess and GIP II Blue Holding, L.P. (formerly GIP II Blue Holding Partnership, L.P., or “GIP” and, together with Hess, the “Sponsors”).

Prior to the Restructuring:

•
HIP owned an 80% noncontrolling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota; (ii) Hess TGP Operations LP (“HTGP Opco”), which owns the Tioga Gas Plant, a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota; and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and crude oil pipeline and truck receipt terminal in North Dakota (the “Joint Interest Assets”), a 100% interest in a produced water gathering and disposal business owned by Hess Water Services Holdings LLC (“Hess Water Services”) and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights (the “IDRs”) and the general partner interest in the Partnership (the “GP Interest”), and controlled the Partnership;
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

After giving effect to the Restructuring and the 2021 equity transactions described in Note 3:

•
the Partnership owns 100% of the Joint Interest Assets, Hess Water Services and MLP GP LP, which continues to hold all of the IDRs and the GP Interest;

•
the Sponsors (i) directly hold all of the Class B units (“Class B Units”) representing limited partner interests in the Partnership, (ii) indirectly own 100% of the ownership interests in our general partner, which holds 898,000 Class A Shares (economic and voting) and all of the Class B shares (non-economic, voting only) representing limited partner interests in the Company (“Class B Shares”) and (iii) received $601.8 million in cash;
•
Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis;
•
the Class A Shares commenced trading on the New York Stock Exchange under the symbol “HESM” on December 17, 2019;
•
at December 31, 2021, the Company held a 13.3% controlling interest in the Partnership and the Sponsors held a 86.7% noncontrolling economic interest in the Partnership (2020: the Company held a 6.3% controlling interest in the Partnership and the Sponsors held a 93.7% noncontrolling economic interest in the Partnership);
•
at December 31, 2021, public limited partners held a 12.9% voting interest and a 97.3% economic interest in the Company, which represents an indirect 12.9% economic interest in the Partnership (2020: public limited partners held a 6.0% voting interest and a 95.0% economic interest in the Company, which represented an indirect 6.0% economic interest in the Partnership);
•
at December 31, 2021, the Sponsors and their respective affiliates held an 87.1% voting interest and a 2.7% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 87.1% economic interest in the Partnership (2020: the Sponsors and their respective affiliates held a 94.0% voting interest and a 5.0% economic interest in the Company, which represented an indirect 94.0% economic interest in the Partnership); and
•
the Sponsors own 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors.

The acquisition of HIP by the Partnership, including its 80% economic interest in the Joint Interest Assets and 100% interest in Hess Water Services, was accounted for as an acquisition of a business under common control. Accordingly, our consolidated financial statements for the year ended December 31, 2019 are presented as if the acquisition occurred at the beginning of the year. See Note 4, Acquisitions.

LM4 Joint Venture. On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. (“Targa”) to construct a new 200 MMcf/d gas processing plant called Little Missouri 4 (“LM4”). LM4 was placed in service in the third quarter of 2019. Targa is the operator of the plant. See Note 5, Related Party Transactions.

Note 2. Summary of Significant Accounting Policies and Basis of Presentation

Consolidation. The consolidated financial statements include our accounts and the accounts of entities over which we have a controlling financial interest through our ownership or the majority voting interests of the entity. We consolidate the activities of the Partnership, and prior to the Restructuring the activities of Gathering Opco, HTGP Opco and Logistics Opco, each as a variable interest entity (“VIE”) under U.S. Generally Accepted Accounting Principles (“GAAP”). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 14, Segments). At December 31, 2021, our noncontrolling interest represents the 86.7% interest in the Partnership retained by Hess and GIP (2020: 93.7%). Prior to the Restructuring, our noncontrolling interest represented the 80% interest in the Joint Interest Assets retained by HIP. All intercompany transactions and balances have been eliminated.

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

Accounts Receivable. We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2021 and 2020.

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

Impairment of Long‑Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. No impairments of long‑lived assets were recorded during the years ended December 31, 2021, 2020 and 2019.

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

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our credit facilities. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2021: $6.9 million, 2020: $9.3 million) and unamortized deferred financing costs and discounts related to our fixed-rate senior notes and our term loan are presented as a direct reduction to the Long-term debt (2021: $30.5 million, 2020: $23.9 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations. We record legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statement of operations. At December 31, 2021, the asset retirement obligation balance included in Other noncurrent liabilities was $11.0 million and the current portion included in Accrued liabilities was $3.0 million (2020: $12.8 million and $1.7 million, respectively).

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

Revenue Recognition—Contracts with Customers. We earn substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs, gathering and disposing produced water, and storing and terminaling propane. We do not own or take title to the volumes that we handle. Effective January 1, 2014, we entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess, and effective January 1, 2019, we entered into water gathering and disposal services fee-based agreements with a subsidiary of Hess.

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

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’ existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Currently, and for the remainder of the Initial Term of each commercial agreement as described in Note 5, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the Secondary Term of each commercial agreement as described in Note 5, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which will initially be reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes up to four quarters after such credit is earned. Unused credits by Hess will be recognized as revenue when they expire after four quarters. However, Hess will not be entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement.

Our revenues also include pass‑through third‑party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other fees for which we recognize revenues in an amount equal to the costs.

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

On March 1, 2019, HIP acquired Hess Water Services (see Note 4, Acquisitions). For the periods prior to March 1, 2019, Hess Water Services was included in the consolidated income tax returns of Hess. The provision for Hess Water Services’ income taxes and income tax assets and liabilities were determined as if it were a standalone taxpayer for all periods presented. For the period from March 1, 2019 through the Restructuring date of December 16, 2019, Hess Water Services was not taxable itself and was not part of a separate taxable entity; therefore, no income tax provision was recognized.

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

There were no nonrecurring fair value measurements during the years ended December 31, 2021 and 2020. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2021 and 2020.

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

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform, as a new ASC Topic, ASC 848 and also issued subsequent amendments to the initial guidance (collectively, “ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates, such as London Interbank Offered Rate (“LIBOR”) to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, debt arrangements and other transactions that reference a benchmark reference rate expected to be discontinued because of reference rate reform. ASC 848 contains optional expedients and exceptions for applying U.S. GAAP to transactions affected by this reform. The amendments in the ASU are effective for all entities through December 31, 2022. Borrowing under our Credit Facilities bear interest at LIBOR plus an applicable margin (see Note 8, Debt and Interest Expense). Although our Credit Facilities mature in 2024, they include provisions for transition to an alternative reference rate without interruption in our ability to borrow under these Credit Facilities. We do not expect our adoption of ASC 848 or transition to an alternative reference rate will have a material impact on our consolidated financial statements.

Note 3. Equity Transactions

Equity Offering Transactions

On March 15, 2021, Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. ( “GIP” and, together with HINDL, the “Sponsors”) sold an aggregate of 6,900,000 of our Class A shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts.

On October 8, 2021, the Sponsors sold an aggregate of 8,625,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $26.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the two offerings of approximately $356.5 million in total, after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. As a result of the equity offering transactions, we recognized an adjustment to the carrying amount of noncontrolling interest and Class A shareholders’ capital balance of $52.4 million to reflect the change in ownership interest. We also recognized an additional deferred tax asset of $74.2 million related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

Class B Unit Repurchase

On July 27, 2021, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership purchased from each Sponsor 15,625,000 Class B Units representing limited partner interests in the Partnership for an aggregate purchase price of $750.0 million (the “Repurchase Transaction”). The purchase price per Class B Unit was $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of Class A Shares representing limited partner interests in the Company through July 27, 2021. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The Repurchase Transaction closed on August 10, 2021 and was funded through issuance of new $750.0 million senior unsecured notes (see Note 8, Debt and Interest Expense).

The Repurchase Transaction was accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest with the difference between the amount of consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to Class A shareholders. We incurred approximately $2.1 million of costs directly attributable to the Repurchase Transaction that were charged to equity. We also recognized an additional deferred tax asset of approximately $14.8 million related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership, the effect of which was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital.

As a result of the equity offering transactions and the Repurchase Transaction described above, the Company’s consolidated ownership in the Partnership increased from 6.3% at December 31, 2020 to 13.3% at December 31, 2021.

Note 4. Acquisitions

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

Hess Water Services is included in our gathering segment (see Note 14, Segments).

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

We paid $89.2 million in cash at closing, net of cash acquired, and recognized a contingent liability for additional potential payments in future periods subject to certain performance metrics. The contingent liability is included in Other noncurrent liabilities on our accompanying consolidated balance sheet (2021: $2.9 million, 2020: $7.0 million). The contingent liability was partially reduced in 2021 due to no planned drilling in the dedicated acreage. We funded the purchase price through a combination of cash on hand and borrowings under our revolving credit facility.

The acquired Tioga System is included in our gathering segment (see Note 14, Segments).

Hess Infrastructure Partners LP Acquisition

On December 16, 2019, the Company and the Partnership completed the Restructuring, pursuant to which the Partnership acquired all of the partnership interests in HIP from the Sponsors, including HIP’s retained 80% economic interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in Hess Midstream LP in a one-for-one exchange. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. As a consideration for the Restructuring, the Sponsors received 898,000 Class A Shares in the Company, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and cash consideration of $601.8 million. Class B Units of the Partnership together with the same number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis (see Note 9, Partners’ Capital and Distributions).

Our 2019 consolidated statement of operations includes $26.2 million of costs associated with the Restructuring reflected in general and administrative expenses.

Note 5. Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

Commercial Agreements

Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Effective January 1, 2019, in connection with the Hess Water Services Acquisition, we entered into long-term fee-based water services agreements with a subsidiary of Hess. For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. MVCs are equal to 80% of Hess' nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan.

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

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term of our commercial agreements, Hess will continue to have MVCs equal to 80% of Hess' nominations in each development plan that apply on a three-year rolling basis through the Secondary Term.

For the years ended December 31, 2021, 2020 and 2019, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis were as follows:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Oil and gas gathering services	$540.4	$469.3	$345.6
Processing and storage services	435.7	370.3	294.7
Terminaling and export services	137.5	159.4	130.0
Water gathering and disposal services	90.2	92.6	77.3
Total revenues from contracts with customers	$1,203.8	$1,091.6	$847.6
Other income	-	0.3	0.7
Total revenues	$1,203.8	$1,091.9	$848.3

The following table presents MVC shortfall fees earned during each period:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Oil and gas gathering services	$43.0	$12.5	$5.0
Terminaling and export services	32.8	4.8	2.2
Water gathering and disposal services	6.8	1.4	1.1
Processing and storage services	4.4	-	-
Total	$87.0	$18.7	$8.3

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2021	2020	2019
(in millions)
Electricity and other related fees	$50.3	$40.0	$32.2
Produced water trucking and disposal costs	37.0	55.9	57.7
Rail transportation costs	0.1	50.7	40.2
Total	$87.4	$146.6	$130.1

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

For the years ended December 31, 2021, 2020 and 2019, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2021	2020	2019
(in millions)
Operating and maintenance expenses	$63.6	$62.8	$53.1
General and administrative expenses	15.4	15.1	15.5
Total	$79.0	$77.9	$68.6

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

For the years ended December 31, 2021, 2020 and 2019, we had the following activity related to our agreements with LM4:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Processing fee incurred	$27.7	$25.6	$6.3
Earnings from equity investments	$10.6	$10.3	$3.4
Distributions received from equity investments	$17.4	$9.7	$-

Note 6. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2021	December 31, 2020
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,489.7	$1,470.6
Compressors, pumping stations and terminals	22 to 25 years	809.0	778.6
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.3	428.3
Processing and fractionation facilities	25 years	408.7	189.0
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	386.5	386.2
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	25.8	20.9
Construction-in-progress	N/A	131.6	227.3
Total property, plant and equipment, at cost		4,341.4	4,162.7
Accumulated depreciation		(1,216.4)	(1,051.4)
Property, plant and equipment, net		$3,125.0	$3,111.3

Note 7. Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2021	December 31, 2020
(in millions)
Accrued interest	$30.9	$18.0
Accrued capital expenditures	26.5	13.6
Other accruals	18.8	22.5
Total	$76.2	$54.1

Other current liabilities at December 31, 2021, of $10.2 million (2020: $9.9 million) represent payables for property and sales and use taxes.

Note 8. Debt and Interest Expense

Total long-term debt is as follows:

	December 31, 2021	December 31, 2020
(in millions)
Fixed-rate senior notes:
5.625% due 2026	$800.0	$800.0
5.125% due 2028	550.0	550.0
4.250% due 2030	750.0	-
Total fixed-rate senior notes	2,100.0	1,350.0
Term Loan A facility	390.0	400.0
Revolving credit facility	104.0	184.0
Total Borrowings	2,594.0	1,934.0
Unamortized deferred financing costs and discounts	(30.5)	(23.9)
Total debt	2,563.5	1,910.1
Less: current maturities of long-term debt	20.0	10.0
Total long-term debt	$2,543.5	$1,900.1

As of December 31, 2021, the maturity profile of total debt, excluding deferred financing costs and discounts, is as follows:

(in millions)	Total	2022	2023	2024	2025	2026	2027 and thereafter
Fixed-rate senior notes	$2,100.0	$-	$-	$-	$-	$800.0	$1,300.0
Term Loan facility	390.0	20.0	30.0	340.0	-	-	-
Revolving credit facility	104.0	-	-	104.0	-	-	-
Total debt (excluding interest)	$2,594.0	$20.0	$30.0	$444.0	$-	$800.0	$1,300.0

Fixed‑Rate Senior Notes

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the Repurchase Transaction (see Note 3, Equity Transactions).

In December 2019, the Partnership issued $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on June 15 and December 15. The Partnership used the net proceeds to finance the acquisition of HIP, including to repay borrowings under HIP’s credit facilities, and pay related fees and expenses (see Note 4, Acquisitions).

In December 2019, in connection with the Restructuring, the Partnership, assumed $800.0 million aggregate principal amount of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior notes due 2026 of the Partnership and paid approximately $2.0 million of exchange consent fees. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2021, we were in compliance with all debt covenants under the indentures.

In addition, the covenants included in the indentures governing the senior notes contain provisions that allow the Company to satisfy the Partnership’s reporting obligations under the indentures, as long as any such financial information of the Company contains information reasonably sufficient to identify the material differences, if any, between the financial information of the Company, on the one hand, and the Partnership and its subsidiaries on a stand-alone basis, on the other hand and the Company does not directly own capital stock of any person other than the Partnership and its subsidiaries, or material business operations that would not be consolidated with the financial results of the Partnership and its subsidiaries. The Company is a holding company and has no independent assets or operations. Other than the interest in the Partnership and the effect of federal and state income taxes that are recognized at the Company level, there are no material differences between the consolidated financial statements of the Partnership and the consolidated financial statements of the Company.

Credit Facilities

In December 2019, in connection with the Restructuring, both HIP and the Partnership retired their existing senior secured revolving credit facilities, HIP retired its senior secured Term Loan A facility and the Partnership entered into new senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility, receiving cash of $210.0 million at closing. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2021, borrowings of $104.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $390.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2021, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At December 31, 2021, our total debt had a carrying value of $2,563.5 million and had a fair value of approximately $2,648.5 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at December 31, 2021, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Interest Paid

The total amount of interest paid on all fixed-rate senior notes and credit facilities, including facility fees, during the years ended December 31, 2021, 2020 and 2019 was $84.5 million, $88.9 million and $60.8 million, respectively.

Note 9. Partners’ Capital and Distributions

Shares Outstanding

Prior to the Restructuring, our partners’ capital included common and subordinated units representing limited partner interests in the Partnership. Pursuant to the Restructuring, 17,062,655 public common units of the Partnership outstanding as of December 16, 2019, were converted into Class A Shares of the Company (economic and voting) on a one-for-one basis, the Sponsors received 898,000 Class A Shares of the Company, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and cash consideration of $601.8 million. In addition, our general partner purchased 266,416,928 Class B Shares of the Company (non-economic voting only) for a cash amount equal to $0.0001 per Class B Share. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

The changes in the number of shares outstanding from December 31, 2019 through December 31, 2021 are as follows:

	Class A Shares
	Public	Sponsors	Total Class A Shares	Class B Shares Sponsors	Total Class A and Class B Shares
Balance, December 31, 2019	17,062,655	898,000	17,960,655	266,416,928	284,377,583
Equity-based compensation	67,653	-	67,653	-	67,653
Balance, December 31, 2020	17,130,308	898,000	18,028,308	266,416,928	284,445,236
Equity-based compensation	118,760	-	118,760	-	118,760
Equity offering transaction - March 2021	6,900,000	-	6,900,000	(6,900,000)	-
Equity offering transaction - October 2021	8,625,000	-	8,625,000	(8,625,000)	-
Repurchase Transaction	-	-	-	(31,250,000)	(31,250,000)
Balance, December 31, 2021	32,774,068	898,000	33,672,068	219,641,928	253,313,996

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019	November 4, 2019	November 13, 2019	$0.4112
Fourth Quarter 2019	February 6, 2020	February 14, 2020	$0.4258
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020	February 4, 2021	February 12, 2021	$0.4471
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021(1)	February 3, 2022	February 14, 2022	$0.5167

(1)
For more information, see Note 16, Subsequent Events.

Note 10. Equity-Based Compensation

We adopted the Hess Midstream LP 2017 Long-Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for officers, directors and employees of our general partner or its affiliates, and any individuals who perform services for the Company. The LTIP provides the Company with the flexibility to grant restricted share awards, restricted shares, phantom units, share options, share appreciation rights, distribution equivalent rights, profits interest shares and other equity‑based awards. The LTIP limits the number of shares that may be delivered pursuant to vested awards to 3,000,000 Class A Shares.

Under the LTIP, we granted phantom unit awards with distribution equivalent rights to certain officers, employees and directors. These phantom units and distribution equivalent rights vest ratably over a three‑year period for officers and employees, and vest after one year for directors. Each phantom unit represents the right to receive one Class A Share upon vesting (or an equivalent amount of cash). Cash distributions on the phantom units accumulate and are paid upon vesting. Fair value of phantom units is based on the fair value of Class A Shares on the grant date.

Equity‑based award activity for the year ended December 31, 2021 was as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2020	228,344	$13.78
Granted	78,347	22.40
Vested	(118,760)	14.77
Outstanding and unvested shares at December 31, 2021	187,931	$16.75

(in millions)	2021	2020	2019
Fair value of shares granted	$1.8	$1.9	$1.7
Fair value of shares vested	$1.8	$1.5	$1.0

During the year ended December 31, 2021, we recognized compensation expense related to the outstanding awards of $1.4 million (2020: $1.5 million, 2019: $1.5 million). As of December 31, 2021, $1.8 million of compensation cost related to our unvested restricted shares awarded under the LTIP remains to be recognized over an expected weighted‑average period of 1.8 years.

Note 11. Earnings per Share/Limited Partner Unit

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

Subsequent to the Restructuring, we calculate earnings per Class A Share as we do not have any other participating securities. Substantially all of income tax expense is attributed to earnings of Class A Shares reflective of our organizational structure. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis. In addition, our restricted equity-based awards may have a dilutive effect on our earnings per share. Diluted earnings per Class A Share are calculated using the “treasury stock method” or “if-converted method”, whichever is more dilutive.

	Year Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Net income	617.8	484.9	317.7
Less: Net income attributable to net parent investment	-	-	(55.0)
Less: Net income attributable to noncontrolling interest	571.4	460.9	302.6
Net income attributable to Hess Midstream LP	46.4	24.0	70.1
Less: General partners' interest in net income prior to the Restructuring	-	-	3.4
Limited partners' interest in net income	$46.4	$24.0	$66.7
Net income attributable to Hess Midstream LP per Class A share/limited partner unit*:
Basic:	$1.81	$1.33	$1.21
Diluted:	$1.76	$1.31	$1.20
Weighted average Class A shares outstanding:
Basic:	25.6	18.0	18.0
Diluted:	25.7	18.1	18.0
Weighted average limited partner units outstanding prior to the Restructuring:
Basic:
Common			27.3
Subordinated			27.3
Diluted:
Common			27.5
Subordinated			27.3

*Net income attributable to Hess Midstream LP per Class A Share/limited partner unit for 2019 was calculated by combining net income per limited partner unit (common and subordinated) for the period prior to the Restructuring on December 16, 2019, and net income per Class A Share for the period subsequent to the Restructuring.

For the year ended December 31, 2021, the weighted average number of Class A Shares outstanding included 103,672 dilutive restricted shares (2020: 88,013 shares). For the year ended December 31, 2019, the weighted average number of common units outstanding included 135,712 dilutive restricted units.

In computing the dilutive effect, if any, of an exchange of Class B Units of the Partnership together with the equal number of Class B Shares of the Company to Class A Shares of the Company, net income attributable to Class A shareholders is adjusted, including for additional income tax expense, due to elimination of the noncontrolling interest associated with Class B Units of the Partnership. For the year ended December 31, 2021, the “if-converted” method was more dilutive. A reconciliation of the numerator and the denominator of the diluted earnings per Class A Share calculation under the “if-converted” method for the year ended December 31, 2021, is presented below:

Year Ended December 31,
2021
(in millions, except per share data)
Diluted net income per share
Numerator:
Net income attributable to Hess Midstream LP	$46.4
Effect of exchange of Class B Units of the Partnership and the equal number of Class B Shares of the Company to Class A Shares of the Company	571.4
Effect of income tax expense on additional income attributable to Hess Midstream LP(1)	(139.4)
Diluted net income attributable to Hess Midstream LP	$478.4
Denominator:
Basic weighted average Class A Shares outstanding	25.6
Effect of dilutive securities:
Weighted average Class B Units/Shares	246.7
Restricted equity-based awards	0.1
Diluted weighted average shares outstanding	272.4
Diluted net income attributable to Hess Midstream LP per Class A Share	$1.76

(1) Income tax effect is calculated assuming 24.39% blended U.S. federal and state income tax rate.

Note 12. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable from contracts with customers for the years ended December 31, 2021, 2020 and 2019.
Note 13. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of December 31, 2021, our reserve for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities was $0.8 million and $3.1 million, respectively, compared with $0.9 million and $3.1 million, respectively, as of December 31, 2020.

Legal Proceedings

As of December 31, 2021 and 2020, we did not have material accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease and Purchase Obligations

As of December 31, 2021 and 2020, we did not have material lease obligations.

As of December 31 2021, we had unconditional purchase commitments of $11.9 million for the year ending December 31, 2022 and none for the years thereafter.

Note 14. Segments

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

Gathering. Our gathering segment consists of the following assets:

•
Natural Gas Gathering and Compression. A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, LM4 gas processing plant, and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility.
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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2021
Revenues and other income	$630.6	$435.7	$137.5	$-	$1,203.8
Net income (loss)	377.6	263.8	103.7	(127.3)	617.8
Net income (loss) attributable to Hess Midstream LP	36.3	25.5	10.1	(25.5)	46.4
Depreciation expense	101.0	48.4	16.2	-	165.6
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income tax expense	-	-	-	14.6	14.6
Adjusted EBITDA	478.6	317.3	119.9	(7.3)	908.5
Capital expenditures*	154.0	28.8	0.2	-	183.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2020
Revenues and other income	$561.9	$370.6	$159.4	$-	$1,091.9
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Net income (loss) attributable to Hess Midstream LP	19.2	13.7	4.7	(13.6)	24.0
Depreciation expense	96.0	44.8	16.1	-	156.9
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Income tax expense (benefit)	-	-	-	7.3	7.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	396.6	268.6	89.6	(6.0)	748.8
Capital expenditures*	96.2	156.2	0.6	-	253.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2019
Revenues and other income	$422.9	$295.3	$130.1	$-	$848.3
Net income (loss)	186.0	176.1	54.8	(99.2)	317.7
Net income (loss) attributable to Hess Midstream LP	34.6	34.6	10.5	(9.6)	70.1
Depreciation expense	81.6	44.7	16.2	-	142.5
Proportional share of equity affiliates' depreciation	-	2.0	-	-	2.0
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	62.4	62.4
Income tax expense (benefit)	-	-	-	(0.1)	(0.1)
Transaction costs	-	-	-	26.2	26.2
Adjusted EBITDA	267.6	222.8	71.0	(10.7)	550.7
Capital expenditures*	373.6	42.5	0.2	-	416.3

* Includes acquisition, expansion, and maintenance capital expenditures.

Total assets for reportable segments are as follows:

	December 31, 2021	December 31, 2020
(in millions)
Gathering	$1,927.0	$1,856.2
Processing and Storage(1)	1,149.5	1,170.3
Terminaling and Export	281.4	292.3
Interest and Other	127.7	55.7
Total assets	$3,485.6	$3,374.5
(1)
Includes investment in equity investees of $101.6 million as of December 31, 2021 and $108.4 million as of December 31, 2020.

Note 15. Income Taxes

Although the Company is a Delaware limited partnership, we are subject to corporate income tax on our share of the Partnership’s earnings because of our election to be treated as a corporation for U.S. federal and state income tax purposes. The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(in millions)	2021	2020	2019
Federal
Current	$0.1	$-	$-
Deferred taxes and other accruals	12.5	6.2	(0.1)
State	2.0	1.1	-
Total provision (benefit) for income taxes	$14.6	$7.3	$(0.1)

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Non-taxable income from pre-Restructuring period	-	-	(21.4)
Noncontrolling interest in partnership	(19.0)	(19.7)	0.4
State tax	0.3	0.2	-
Effective rate	2.3%	1.5%	-%

On March 1, 2019, HIP acquired Hess Water Services (see Note 4, Acquisitions). For the periods prior to March 1, 2019, Hess Water Services was included in the consolidated income tax returns of Hess. The provision for Hess Water Services’ income taxes and income tax assets and liabilities were determined as if it were a standalone taxpayer for all periods presented.

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

In addition, as a result of the equity offering transactions on March 15, 2021 and October 8, 2021, as well as the Repurchase Transaction on August 10, 2021 (see Note 3, Equity Transactions), we recognized an additional deferred tax asset in the total amount of $89.0 million related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
(in millions)
Deferred tax liabilities
Investments	$(0.4)	$(0.3)
Total deferred tax liabilities	(0.4)	(0.3)
Deferred tax assets
Investments	102.3	39.0
Net operating loss carryforwards	15.0	3.8
Total deferred tax assets	117.3	42.8
Net deferred tax assets (liabilities)	$116.9	$42.5

At December 31, 2021, we have recognized a deferred tax asset of $12.4 million related to U.S. federal net operating loss carryforwards which do not expire and $2.6 million related to U.S. state net operating loss carryforwards which begin to expire in 2040. We have no unrecognized tax benefits or interest and penalties related to tax liabilities recorded in the financial statements. For the years presented, we earned all net income before taxes in the United States. We file income tax returns in the U.S. and various states. We are not subject to corporate income tax examination for years prior to 2019.

Note 16. Subsequent Events

On January 24, 2022 the board of directors of our general partner declared a quarterly cash distribution of $0.5167 per Class A Share for the quarter ended December 31, 2021, an increase of approximately 15.6% compared with the quarter ended December 31, 2020. The distribution was paid on February 14, 2022 to shareholders of record as of the close of business on February 3, 2022. On February 14, 2022, the Partnership also made a distribution of $0.5167 per Class B Unit of the Partnership to the Sponsors as holders of an aggregate of 219,641,928 Class B Units of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2021, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report (the “Attestation Report”) on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2021. The Attestation Report is included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

ITEM 9B. Other Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Directors and Executive Officers of GP LLC

Directors have been elected by HIP GP LLC and will hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers have been appointed by, and will serve at the discretion of, the Company Board. The following table shows information for the directors and executive officers of GP LLC as of March 1, 2022.

Name	Age	Position with Hess Midstream GP LLC
John B. Hess	67	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	48	President and Chief Operating Officer
Jonathan C. Stein	52	Chief Financial Officer
Timothy B. Goodell	64	General Counsel and Secretary
John P. Rielly	59	Director and Vice President
Gregory P. Hill	60	Director
Gerbert Schoonman	56	Director
William J. Brilliant	46	Director
Scott E. Telesz	54	Director
James K. Lee	40	Director
David W. Niemiec	72	Director
John P. Reddy	69	Director
Stephen J. J. Letwin	66	Director

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

Jonathan C. Stein. Jonathan C. Stein was appointed Chief Financial Officer of GP LLC in September 2019. Mr. Stein served as Chief Financial Officer of MLP GP LLC from July 2014 to December 2019. Mr. Stein has served as Senior Vice President, Strategy and Planning of Hess since April 2021 and continues his role as Vice President, Chief Risk Officer of Hess which he has held since June 2004. In such capacities, he is responsible for Hess’ corporate strategy and financial planning process, Hess’ Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’ disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Mr. Stein is also a Certified Management Accountant.

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

Gregory P. Hill. Gregory P. Hill was appointed a member of the Company Board in September 2019. Mr. Hill served a member of the Partnership Board from September 2014 to December 2019. He serves as Chief Operating Officer of Hess since May 2014 and as President, Exploration and Production of Hess since January 2009. In addition, Mr. Hill served on the board of directors of Hess from 2009 to 2013. Prior to joining Hess in 2009, Mr. Hill spent 25 years at Shell, where he performed a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States, including Executive Vice President—Exploration and Production of Singapore-based Shell Asia Pacific from 2006 to 2008 while also serving as Chairman of Shell’s Global Production Leadership Team. Mr. Hill has been a director of GoGreen Investments Corporation since March 2021. We believe that Mr. Hill’s extensive experience in the energy industry, particularly his experience in operations and strategic planning, makes him well qualified to serve as a member of the Company Board.

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

Scott E. Telesz. Scott E. Telesz was appointed a member of the Company Board in December 2019. Mr. Telesz served as a member of the Partnership Board from December 2018 to December 2019. Mr. Telesz is currently a Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, Mr. Telesz spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Canada and surface technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. Mr. Telesz has been a director of the managing member of EnLink Midstream, LLC since December 2020 and a director of Edinburgh Airport Ltd. since November 2018. We believe that Mr. Telesz’s extensive experience, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the Company Board.

James K. Lee. James K. Lee was appointed a member of the Company Board in February 2022. Mr. Lee is an Investment Principal of GIP. He joined GIP in April 2009 and focuses on North American energy investments. Mr. Lee was actively involved in GIP’s investment in the Partnership. Prior to joining GIP, Mr. Lee was an investment banker at Goldman Sachs Australia from 2006 to 2009. Mr. Lee has been a director of the managing member of EnLink Midstream, LLC since February 2020 and previously served on the Board of Directors of Competitive Power Ventures, a privately held electric power generation development and asset management company, from 2019 to 2021. We believe that Mr. Lee’s financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our shares with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2021, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

ITEM 11. Executive Compensation

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

Decisions with respect to awards of phantom units to our NEOs are made by the board of directors of GP LLC in consultation with Hess’ board of directors and Hess’ executive officers, taking into account the NEO’s role within our organization, including duties, responsibilities and seniority levels. For 2021, 2020 and 2019, such awards were not granted to our NEOs who are also executive officers of Hess on the basis that the scope of their duties involving us relative to their overall duties as executive officers of Hess did not warrant such awards.

For 2021, 2020 and 2019, phantom unit awards to our NEOs included distribution equivalent rights and vest ratably over a three year period following the date of grant, subject to the NEO’s continued service to Hess through the vesting date. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings. Award amounts, which are set forth below were determined based on the judgement and industry experience of the board members (in consultation with Hess, as described above), taking into account the factors discussed above. We did not engage an independent compensation consultant or other advisor in making such decisions and did not benchmark award amounts against any specific peer group of companies.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2021, 2020 and 2019, which is limited to awards granted under our LTIP. Our NEOs have separately received compensation from Hess, none of which is specifically attributable to us. Under our secondment agreement with Hess, we pay Hess a fee in exchange for making the services of NEOs available to us.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2021	$-	$-	$-	$-	$-
	2020	-	-	-	-	-
	2019	-	-	-	-	-
Jonathan C. Stein, Chief Financial Officer	2021	-	-	$250,006	-	$250,006
	2020	-	-	$250,004	-	$250,004
	2019	-	-	$249,996	-	$249,996
John A. Gatling, President and Chief Operating Officer	2021	-	-	$250,006	-	$250,006
	2020	-	-	$250,004	-	$250,004
	2019	-	-	$249,996	-	$249,996
Timothy B. Goodell, General Counsel and Secretary	2021	-	-	-	-	-
	2020	-	-	-	-	-
	2019	-	-	-	-	-
John P. Rielly, Vice President	2021	-	-	-	-	-
	2020	-	-	-	-	-
	2019	-	-	-	-	-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Grants of Plan-Based Awards for 2021

The following table provides information regarding phantom units granted to our NEOs in 2021. The phantom units include distribution equivalent rights and vest ratably over three years following the date of grant.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
John B. Hess	-	-	$-
Jonathan C. Stein	3/8/2021	11,161	$250,006
John A. Gatling	3/8/2021	11,161	$250,006
Timothy B. Goodell	-	-	$-
John P. Rielly	-	-	$-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2021.

Name	Number of shares that have not vested(1)	Market value of shares that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	30,385	$839,538
John A. Gatling	30,385	$839,538
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Amount shown represents outstanding unvested phantom units as of December 31, 2021. The awards vest in three equal annual installments.

(2) Value shown is based on the closing market price of the Class A Shares on December 31, 2021, the last trading day of 2021, of $27.63 per share.

Options Exercised and Shares Vested in Fiscal 2021

The following table provides information regarding the exercise of options and vesting of shares held by our NEOs during the fiscal year ended December 31, 2021.

	Unit Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
John B. Hess	-	$-
Jonathan C. Stein	15,505	$339,142
John A. Gatling	15,505	$339,142
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

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

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2021, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

Set forth below is the total estimated value, assuming that a change in control occurred on December 31, 2021 and the employment of each NEO terminated on that date under circumstances entitling them to accelerated vesting of the phantom units.

Name	Phantom Units ($)	Total ($)
John B. Hess	-	-
Jonathan C. Stein	$839,538	$839,538
John A. Gatling	$839,538	$839,538
Timothy B. Goodell	-	-
John P. Rielly	-	-

The amounts in the table above were calculated assuming a change in control occurred on December 31, 2021 using the closing price of our Class A Shares on December 31, 2021 (the last trading day of our fiscal year) of $27.63 per Class A Share.

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

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
David W. Niemiec	$80,000	$65,005	$145,005
John P. Reddy	$67,500	$65,005	$132,505
Stephen J. J. Letwin	$65,000	$65,005	$130,005

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of shares of Hess Midstream LP as held by beneficial owners of 5% or more of the shares, by each of our current directors and named executive officers, and by all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is based on a total of shares outstanding as of February 10, 2022 for the named directors and executive officers, other than Mr. Lee, who is based on his date of appointment to the Company Board as of February 22, 2022, and as of December 31, 2021 for the other beneficial owners. Amounts for directors and named executive officers include phantom units outstanding pursuant to the Hess Midstream LP 2017 Long‑Term Incentive Plan that vest within 60 days of February 10, 2022.

	Shares Beneficially Owned by Certain Beneficial Owners
	Class A Shares		Class B Shares(1)		Combined Voting Power(2)
Name of beneficial owner	Number	% of class	Number	% of class	Number	% of class
Entities Affiliated with Hess Midstream GP LP, our general partner (3)	220,539,928	87.06%(4)	219,641,928	100%	220,539,928	87.06%
Energy Income Partners, LLC James J. Murchie Eva Pao Saul Ballesteros John K. Tysseland 10 Wright Street Westport, CT 06880	2,362,400	7.0%(5)	-	-	2,362,400	*
First Trust Portfolios L.P. First Trust Advisors L.P. The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, IL 60187	2,231,759	6.63%(6)	-	-	2,231,759	*
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	2,139,566	6.4%(7)	-	-	2,139,566	*

Directors/Named Executive Officers
John B. Hess	-	*	-	-	-	*
John A. Gatling	75,136	*	-	-	75,136	*
Jonathan C. Stein	43,165	*	-	-	43,165	*
John P. Rielly	20,000	*	-	-	20,000	*
Gregory P. Hill	4,350	*	-	-	4,350	*
Gerbert G. Schoonman	-	*	-	-	-	*
Timothy B. Goodell	12,500	*	-	-	12,500	*
William J. Brilliant(8)	-	-	-	-	-	-
Scott E. Telesz(8)	-	-	-	-	-	-
James K. Lee(8)	-	-	-	-	-	-
David W. Niemiec	42,804	*	-	-	42,804	*
John P. Reddy	16,732	*	-	-	16,732	*
Stephen J.J. Letwin	24,718	*	-	-	24,718	*
All Directors and Executive Officers as a group (13 persons)	239,405	0.71%	-	-	239,405	*

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
(3)
Hess Midstream GP LP, our general partner, is the record holder of 898,000 Class A Shares and 219,641,928 Class B Shares. Each of Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. (“Blue Holding”) holds an indirect 50% ownership of our general partner and may therefore be deemed to beneficially own such Class A Shares and Class B Shares. In addition, each of HINDL and Blue Holding owns 109,820,964 Class B Units in the Partnership, which, together with a corresponding number of Class B Shares, may be redeemed for Class A Shares on a one-for-one basis at the option of the holder. Hess is the parent company of HINDL and may therefore be deemed the beneficial owner of the securities beneficially owned by HINDL. The general partner of Blue Holding is GIP Blue Holding GP, LLC, a Delaware limited liability company (“Blue Holding GP”). Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”) is the sole member of Blue Holding GP. Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors” and, together with Global GP, Blue Holding GP and Blue Holding, the “GIP Entities”) is the sole general partner of Global GP. As a result, each of Blue Holding GP, Global GP and Global Investors may be deemed to share beneficial ownership of the securities beneficially owned by Blue Holding. In addition, as security for Blue Holding's obligations under its term loan facility, Blue Holding pledged substantially all of the assets of Blue Holding, including all Class B Units in the Partnership held by Blue Holding and all Class A Shares owned by Hess Midstream GP LP in which Blue Holding has an indirect ownership interest, but only to the extent such shares are actually distributed to Blue Holding (collectively, the "Pledged Securities”). All voting rights and rights to receive dividends or distributions with respect to the Pledged Securities will remain with Blue Holding unless the Pledged Securities are foreclosed upon in accordance with the agreements governing the Blue Holding's term loan facility. The address for Hess Corporation is 1185 Avenue of the Americas, New York, NY 10036, and the address for our general partner and HINDL is

1501 McKinney Street, Houston TX 77010. The address for each of the GIP Entities is c/o Global Infrastructure Investors II LLC, 1345 Avenue of the Americas, 30th Floor, New York, NY 10105.
(4)
Assumes the full redemption and exchange of all Class B Units in the Partnership owned by HINDL and Blue Holding, and a corresponding number of Class B Shares, for Class A Shares.
(5)
Based on a Schedule 13G jointly filed with the SEC on February 14, 2022 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Saul Ballesteros and John K. Tysseland. Energy Income Partners, LLC serves as a sub-adviser to certain registered investment companies advised by First Trust Advisors LP which beneficially owned 5.1% of this share class as of December 31, 2021. James J. Murchie, Eva Pao and John K. Tysseland are portfolio managers with respect to portfolios managed by Energy Income Partners, LLC and Saul Ballesteros is a controlled person of Energy Income Partners, LLC. All listed parties have shared voting and dispositive power over the Class A Shares.
(6)
Based on a Schedule 13G jointly filed with the SEC on January 31, 2022 by The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P. The Charger Corporation is the General Partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which hold Class A Shares. This amount includes (x) 2,227,789 Class A Shares over which First Trust Advisors L.P. and The Charger Corporation share voting power and (y) 2,231,759 Class A Shares over which First Trust Advisors L.P. and The Charger Corporation share dispositive power.
(7)
Based on a Schedule 13G/A filed with the SEC on February 10, 2022, Invesco Ltd. has sole voting and dispositive power over the Class A Shares. This amount includes (y) 2,139,566 Class A Shares over which Invesco Ltd. has sole voting power and (z) 2,091,455 Class A Shares over which Invesco Ltd. has sole dispositive power.
(8)
Scott E. Telesz, James K. Lee and William J. Brilliant, directors of the general partner of our general partner, as members of internal committees of Global Investors, are entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the Class A Shares, Class B Shares and Class B Units beneficially owned by Blue Holding but cannot individually control the outcome of such decisions. Scott E. Telesz, James K. Lee and William J. Brilliant disclaim any beneficial ownership of the Class A Shares, Class B Shares and Class B Units beneficially owned by the GIP Entities.

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of February 10, 2022, except as otherwise noted, by each of our current directors and named executive officers and by all current directors and executive officers as a group. Mr. Lee's ownership is as of his date of appointment on February 22, 2022.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	30,598,743(b)(c)(d)(e)	9.85%	527,009
John A. Gatling	9,769	*	3,895
Jonathan C. Stein	21,546	*	10,233
John P. Rielly	384,791	*	84,014
Gregory P. Hill	257,731	*	139,217
Timothy B. Goodell	186,869	*	46,713
Gerbert G. Schoonman	60,932	*	16,472
William J. Brilliant	-	-	-
Scott E. Telesz	-	-	-
James K. Lee	-	-	-
David W. Niemiec	-	-	-
John P. Reddy	-	-	-
Stephen J.J. Letwin	-	-	-
All Directors and Executive Officers as a group (13 persons)	31,520,381	10.16%	827,553

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)
These figures include 69,744 shares vested in the name of Mr. Hess, 4,844 shares vested in the name of Mr. Rielly, 36 shares vested in the name of Mr. Stein, and 74,624 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 33,223 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 14,114 shares held in escrow under these plans for Mr. Rielly, 4,748 shares held in escrow under these plans for Mr. Gatling, 10,083 shares held in escrow under these plans for Mr. Stein and 87,841 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.
b)
This amount includes 8,279,037 shares held by a charitable lead annuity trust established under the will of Leon Hess. Mr. Hess has sole voting power over the stock held by this trust and shares dispositive power over such stock with other individuals.
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
e)
This amount includes:
•
29,426 shares owned directly by Mr. Hess.
•
653,447 shares held by two trusts for the benefit of Mr. Hess and his children, as to which Mr. Hess is sole trustee and has sole voting and dispositive power
•
28,753 shares held by a family liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•
527,009 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•
69,744 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
•
1,008,401 shares held by a trust for the benefit of Mr. Hess, of which he is a co‑trustee along with another individual, as to which Mr. Hess has sole voting power and shares dispositive power with another individual.

•
1,515,877 shares held by Mr. Hess’ siblings or their children, or by trusts for the benefit of Mr. Hess’ siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 667,131 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 315,000 of these shares (representing approximately 0.1% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess has no financial or economic interest in the shares pledged by the trusts.
•
1,008,402 shares held by a trust for the benefit of Mr. Hess’ sibling, of which Mr. Hess has sole voting and shared dispositive power.
•
2,223,964 shares held by trusts as to which Mr. Hess has sole voting power. These shares (representing 0.7% of Hess common stock outstanding) have been pledged by the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

Equity Compensation Plan Information

See Equity Compensation Plan Information in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under our equity compensation plan.

ITEM 13. Certain Relationships and Related Party Transactions and Director Independence

As of December 31, 2021, the Sponsors own all of the ownership interests in HIP GP LLC, which owns all of the ownership interests in our general partner and in GP LLC, the general partner of our general partner. As of December 31, 2021, the Sponsors, through their ownership interests in our general partner, own, in the aggregate, 898,000 of our Class A Shares (economic and voting) and 219,641,928 of our Class B Shares (non-economic, voting only). In addition, as of December 31, 2021, the Sponsors own 219,641,928 of Class B Units in Hess Midstream Operations LP, or the Partnership, representing an approximate 86.7% noncontrolling interest in the consolidated entity. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis. The Sponsors obtained their Class A Shares of the Company, Class B Shares of the Company and Class B Units of the Partnership on December 16, 2019 at the closing of the Restructuring.

Distributions and Payments to the Sponsors and Their Affiliates

The following information summarizes the distributions and payments, made or to be made, by the Company and the Partnership to Hess Midstream GP LP, our general partner, and its affiliates, including the Sponsors, in connection with the Repurchase Transaction and the Restructuring, ongoing operation and liquidation of the Company and the Partnership.

The Repurchase Transaction

Pursuant to the Repurchase Transaction, the Sponsors received an aggregate purchase price of $750 million in exchange of the Partnership’s repurchase of 15,625,000 Class B Units from each Sponsor.

The Restructuring

After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and aggregate cash consideration of $601.8 million.

Operational Stage

We will generally make cash distributions to holders of Class A Shares pro rata, including to Hess Midstream GP LP, our general partner in its capacity, as the holder of an aggregate of 898,000 Class A Shares. The Partnership will generally make cash distributions to holders of units in the Partnership, including to the Sponsors as holders of an aggregate of 219,641,928 Class B Units, pro rata.

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

See Note 5, Related Party Transactions in Notes to Consolidated Financial Statements for further discussion of our related party agreements and amounts paid thereunder.

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

ITEM 14. Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2021	2020
Audit Fees	$1,496	$1,434
Audit Related Fees	99	45
Tax Fees	-	-
Other Fees	-	-
Total Fees	$1,595	$1,479

Audit Fees for the fiscal years ended December 31, 2021 and 2020 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters issued in connection with the underwritten public equity offerings, the Repurchase Transaction and issuance of senior unsecured notes and SEC related filings.

Audit-Related Fees are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

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

For the year ended December 31, 2021, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2022.

PART IV

ITEM 15. Exhibits AND Financial Statement Schedules

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

4.9	Description of Class A Shares (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)
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

10.16

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

† Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such provisions have been omitted and filed separately with the Securities and Exchange Commission.

# Compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2022.

Hess Midstream LP (Registrant)
By:	Hess Midstream GP LP, its general partner
By:	Hess Midstream GP LLC, its general partner

By:	/s/ Jonathan C. Stein
Jonathan C. Stein,
Chief Financial Officer

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

Signature	Title	Date
/s/ John B. Hess	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
John B. Hess

/s/ Jonathan C. Stein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Jonathan C. Stein
/s/ John P. Rielly	Director and Vice President	March 1, 2022
John P. Rielly
/s/ Gregory P. Hill	Director	March 1, 2022
Gregory P. Hill
/s/ Gerbert Schoonman	Director	March 1, 2022
Gerbert Schoonman
/s/ William J. Brilliant	Director	March 1, 2022
William J. Brilliant
/s/ Scott E. Telesz	Director	March 1, 2022
Scott E. Telesz
/s/ James K. Lee	Director	March 1, 2022
James K. Lee
/s/ David W. Niemiec	Director	March 1, 2022
David W. Niemiec
/s/ John P. Reddy	Director	March 1, 2022
John P. Reddy
/s/ Stephen J.J. Letwin	Director	March 1, 2022
Stephen J.J. Letwin