Form 10-Q
period 2022-03-31
Hess Midstream LP
filed 2022-05-05
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

44,002,846 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2022.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	March 31,	December 31,
	2022	2021
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.0	$2.2
Accounts receivable—affiliate:
From contracts with customers	137.5	120.3
Other current assets	6.7	10.6
Total current assets	147.2	133.1
Equity investments	97.3	101.6
Property, plant and equipment, net	3,117.9	3,125.0
Long-term receivable—affiliate	0.7	0.8
Deferred tax asset	112.3	117.3
Other noncurrent assets	7.1	7.8
Total assets	$3,482.5	$3,485.6
Liabilities
Accounts payable—trade	$35.6	$26.9
Accounts payable—affiliate	27.4	37.6
Accrued liabilities	55.5	76.2
Current maturities of long-term debt	22.5	20.0
Other current liabilities	2.8	10.2
Total current liabilities	143.8	170.9
Long-term debt	2,538.4	2,543.5
Deferred tax liability	0.4	0.4
Other noncurrent liabilities	18.1	17.7
Total liabilities	2,700.7	2,732.5
Partners' capital
Class A shares (33,767,846 shares issued and outstanding as of March 31, 2022; 33,672,068 shares issued and outstanding as of December 31, 2021)	203.9	204.1
Class B shares (219,641,928 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	-	-
Total partners' capital	203.9	204.1
Noncontrolling interest	577.9	549.0
Total partners' capital	781.8	753.1
Total liabilities and partners' capital	$3,482.5	$3,485.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
(in millions, except per share data)
Revenues
Affiliate services	$312.1	$288.8
Other income	0.3	-
Total revenues	312.4	288.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	66.5	59.8
Depreciation expense	44.4	40.2
General and administrative expenses	6.0	6.3
Total costs and expenses	116.9	106.3
Income from operations	195.5	182.5
Income from equity investments	0.4	2.7
Interest expense, net	31.3	23.1
Income before income tax expense	164.6	162.1
Income tax expense	5.0	2.5
Net income	159.6	159.6
Less: Net income attributable to noncontrolling interest	142.7	151.0
Net income attributable to Hess Midstream LP	$16.9	$8.6

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.50	$0.45
Diluted:	$0.49	$0.43
Weighted average Class A shares outstanding
Basic:	33.7	19.3
Diluted:	33.8	19.4

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs (see Note 14, Subsequent Events)	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8

Balance at December 31, 2020	$125.0	$-	$1,201.0	$1,326.0
Net income	8.6	-	151.0	159.6
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	(127.3)
Recognition of deferred tax asset	26.4		-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$1,385.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
(in millions)
Cash flows from operating activities
Net income	$159.6	$159.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	44.4	40.2
(Income) loss from equity investments	(0.4)	(2.7)
Distributions from equity investments	4.7	7.5
Amortization of deferred financing costs	2.0	1.7
Equity-based compensation expense	0.5	0.4
Deferred income tax expense (benefit)	5.0	2.5
Changes in assets and liabilities:
Accounts receivable – affiliate	(17.1)	(14.9)
Other current and noncurrent assets	4.0	1.4
Accounts payable – trade	8.7	(9.7)
Accounts payable – affiliate	(2.6)	(1.9)
Accrued liabilities	(11.0)	(10.8)
Other current and noncurrent liabilities	(7.2)	(7.9)
Net cash provided by (used in) operating activities	190.6	165.4
Cash flows from investing activities
Additions to property, plant and equipment	(54.8)	(26.7)
Net cash provided by (used in) investing activities	(54.8)	(26.7)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	1.0	(10.0)
Bank borrowings with maturities of greater than 90 days
Repayments	(5.0)	(2.5)
Distributions to shareholders	(17.5)	(8.2)
Distributions to noncontrolling interest	(113.5)	(119.1)
Net cash provided by (used in) financing activities	(135.0)	(139.8)
Increase (decrease) in cash and cash equivalents	0.8	(1.1)
Cash and cash equivalents, beginning of period	2.2	2.6
Cash and cash equivalents, end of period	$3.0	$1.5
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$17.7	$3.6
Recognition of deferred tax asset	$-	$26.4

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

Note 2. Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2022 and December 31, 2021, the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2022 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2021.

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 86.7% interest in the Partnership retained by Hess and GIP at March 31, 2022 and December 31, 2021. See Note 3, Equity Transactions and Note 14, Subsequent Events for a description of changes in noncontrolling interest related to the equity transactions.

Note 3. Equity Transactions

On March 15, 2021, the Sponsors sold an aggregate of 6,900,000 of our Class A shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $139.9 million, after deducting underwriting discounts. The Company did not receive any proceeds in the offering.

The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Basis of Presentation. As a result of the offering, we recognized an adjustment to the carrying amount of noncontrolling interest and Class A shareholders’ capital balance of $31.8 million to reflect the change in ownership interest. We also recognized an additional deferred tax asset of $26.4 million related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 14, Subsequent Events for a description of equity transactions completed in April 2022.

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

For the three months ended March 31, 2022 and 2021, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2022	2021
(in millions)
Oil and gas gathering services	$145.3	$128.7
Processing and storage services	113.8	103.5
Terminaling and export services	34.7	32.6
Water gathering and disposal services	18.3	24.0
Total revenues from contracts with customers	$312.1	$288.8
Other income	0.3	-
Total revenues	$312.4	$288.8

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended March 31,
	2022	2021
(in millions)
Oil and gas gathering services	$21.3	$7.5
Terminaling and export services	6.3	5.0
Water gathering and disposal services	-	0.9
Processing and storage services	6.3	-
Total	$33.9	$13.4

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021
(in millions)
Electricity and other related fees	$10.5	$9.3
Produced water trucking and disposal costs	7.9	9.4
Rail transportation costs	4.3	0.1
Total	$22.7	$18.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2022 and 2021, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2022	2021
(in millions)
Operating and maintenance expenses	$16.9	$15.7
General and administrative expenses	3.7	4.2
Total	$20.6	$19.9

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2022 and 2021, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2022	2021
(in millions)
Processing fee incurred	$4.5	$6.9
Earnings from equity investments	0.4	2.7
Distributions received from equity investments	4.7	7.5

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2022	December 31, 2021
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,511.1	$1,489.7
Compressors, pumping stations and terminals	22 to 25 years	857.8	809.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.3
Processing and fractionation facilities	25 years	412.7	408.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	386.7	386.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	25.8	25.8
Construction-in-progress	N/A	94.4	131.6
Total property, plant and equipment, at cost		4,378.5	4,341.4
Accumulated depreciation		(1,260.6)	(1,216.4)
Property, plant and equipment, net		$3,117.9	$3,125.0

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2022	December 31, 2021
(in millions)
Accrued interest	$17.8	$30.9
Accrued capital expenditures	16.4	26.5
Other accruals	21.3	18.8
Total	$55.5	$76.2

Note 7. Debt and Interest Expense

Fixed‑Rate Senior Notes

As of March 31, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of March 31, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of March 31, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2022, we were in compliance with all debt covenants under the indentures.

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

See Note 14, Subsequent Events for a description of senior unsecured notes issued in April 2022.

Credit Facilities

As of March 31, 2022, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a $400.0 million 5-year Term Loan A facility, which was initially fully drawn, maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2022, borrowings of $105.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $385.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2022, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At March 31, 2022, our total debt had a carrying value of $2,560.9 million and had a fair value of approximately $2,566.8 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2022, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021	February 3, 2022	February 14, 2022	$0.5167
First Quarter 2022(1)	May 5, 2022	May 13, 2022	$0.5492

(1) For more information, see Note 14, Subsequent Events.

Note 9. Equity‑Based Compensation

Equity‑based award activity for the three months ended March 31, 2022 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2021	187,931	$16.75
Granted	53,548	33.52
Vested	(95,778)	16.89
Outstanding and unvested shares at March 31, 2022	145,701	$22.82

As of March 31, 2022, $3.2 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.3 years.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net income	$159.6	$159.6
Less: Net income attributable to noncontrolling interest	142.7	151.0
Net income attributable to Hess Midstream LP	16.9	8.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.50	$0.45
Diluted:	$0.49	$0.43
Weighted average Class A shares outstanding:
Basic:	33.7	19.3
Diluted:	33.8	19.4

For the three months ended March 31, 2022 and 2021 the weighted average number of Class A shares outstanding included 101,612 and 122,222 dilutive restricted shares, respectively.

Note 11. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2022 and 2021.

Note 12. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2022 and December 31, 2021, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.8 million and $3.1 million, respectively.

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

As of March 31, 2022 and December 31, 2021, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2022
Revenues and other income	$163.6	$113.8	$35.0	$-	$312.4
Net income (loss)	98.2	78.1	21.9	(38.6)	159.6
Net income (loss) attributable to Hess Midstream LP	13.0	10.4	2.9	(9.4)	16.9
Depreciation expense	25.9	14.4	4.1	-	44.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	0.4	-	-	0.4
Interest expense, net	-	-	-	31.3	31.3
Income tax expense	-	-	-	5.0	5.0
Adjusted EBITDA	124.1	93.8	26.0	(2.3)	241.6
Capital expenditures*	35.7	0.9	0.5	-	37.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2021
Revenues and other income	$152.7	$103.5	$32.6	$-	$288.8
Net income (loss)	92.4	70.9	24.0	(27.7)	159.6
Net income (loss) attributable to Hess Midstream LP	6.4	4.8	1.6	(4.2)	8.6
Depreciation expense	24.9	11.2	4.1	-	40.2
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	23.1	23.1
Income tax expense	-	-	-	2.5	2.5
Adjusted EBITDA	117.3	83.4	28.1	(2.1)	226.7
Capital expenditures*	19.4	3.7	-	-	23.1

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	March 31, 2022	December 31, 2021
(in millions)
Gathering	$1,941.3	$1,927.0
Processing and Storage(1)	1,138.6	1,149.5
Terminaling and Export	279.9	281.4
Interest and Other	122.7	127.7
Total assets	$3,482.5	$3,485.6

(1) Includes investment in equity investees of $97.3 million as of March 31, 2022 and $101.6 million as of December 31, 2021.

Note 14. Subsequent Events

On April 4, 2022, the Sponsors sold an aggregate of 10,235,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 1,335,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $29.50 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $291.7 million, after deducting underwriting discounts. The Company did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors.

On March 29, 2022, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership purchased directly from the Sponsors 13,559,322 Class B units representing limited partner interests in the Partnership for an aggregate purchase price of $400.0 million. The purchase price per Class B unit was $29.50, which is equal to the public offering price per Class A share in the secondary offering described above. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction closed on April 4, 2022 and was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a senior unsecured notes offering described below.

As a result of the public equity offering and the unit repurchase transaction described above, the Company’s consolidated ownership in the Partnership increased to approximately 18.3% at April 4, 2022 from approximately 13.3% at March 31, 2022, and the noncontrolling interest decreased to 81.7% from 86.7%, respectively.

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the repurchase of 13,559,322 Class B units from the Sponsors described above.

On April 25, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.5492 per Class A share for the quarter ended March 31, 2022, an approximate 6.3% increase compared to the distribution on the Class A shares for the quarter ended December 31, 2021. The distribution will be payable on May 13, 2022, to shareholders of record as of the close of business on May 5, 2022. Simultaneously, the Partnership will make a distribution of $0.5492 per Class B unit of the Partnership to the Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2021 (our “2021 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2021 Annual Report.

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

In March 2022, we brought online one of two new greenfield compressor stations planned for 2022. In aggregate, the new stations are expected to provide an additional 85 MMcf/d of installed capacity in 2022 and can be expanded up to 130 MMcf/d in the future.

On April 4, 2022, the Sponsors sold an aggregate of 10,235,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 1,335,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $29.50 per Class A share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $291.7 million, after deducting underwriting discounts. The Company did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors.

On March 29, 2022, the Company, Hess Midstream Operations LP (the “Partnership”) and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership purchased directly from the Sponsors 13,559,322 Class B units representing limited partner interests in the Partnership for an aggregate purchase price of $400.0 million. The purchase price per Class B unit was $29.50, which is equal to the public offering price per Class A share in the secondary offering described above. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction closed on April 4, 2022 and was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a senior unsecured notes offering described below.

As a result of the public equity offering and the unit repurchase transaction described above, the Company’s consolidated ownership in the Partnership increased to approximately 18.3% at April 4, 2022 from approximately 13.3% at March 31, 2022, and the noncontrolling interest decreased to 81.7% from 86.7%, respectively.

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. The notes are guaranteed by certain subsidiaries of the Partnership. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the repurchase of 13,559,322 Class B units from the Sponsors described above.

In addition, we utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through a 5% increase in our quarterly distribution level. See Note 14, Subsequent Events in the accompanying consolidated financial statements for additional information.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

First Quarter Results

Significant financial and operating highlights for the first quarter of 2022 included:

•
Consolidated net income of $159.6 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $16.9 million, or $0.50 basic earnings per Class A share;
•
Net cash provided by operating activities of $190.6 million;
•
Adjusted EBITDA of $241.6 million;
•
Distributable cash flow of $211.6 million;
•
Cash distribution of $0.5492 per Class A share declared on April 25, 2022, an approximate 6.3% increase compared with the fourth quarter of 2021, reflecting a 5% increase in the per share distribution level in addition to the 5% annual distribution per share growth target.

Revenues and other income in the first quarter of 2022 were $312.4 million compared with $288.8 million in the prior-year quarter. First quarter 2022 revenues and other income were up $23.6 million compared to the prior-year quarter primarily due to higher minimum volume commitment (“MVC”) levels and slightly higher tariff rates of $19.7 million, as well as higher pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $3.9 million. Total costs and expenses in the first quarter of 2022 were $116.9 million, up from $106.3 million in the prior-year quarter. The increase was primarily attributable to higher depreciation expense for additional assets placed in service of $4.2 million, higher pass-through expenses of $3.9 million, for which we recognize revenues in the same amount, as described above, and higher operating and other expenses primarily related to our expanding gathering infrastructure of $2.5 million. Interest expense increased $8.2 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August of 2021. Income tax expense increased $2.5 million driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021. Income from equity investments decreased $2.3 million. As a result, consolidated net income remained flat but Adjusted EBITDA increased $14.9 million for the first quarter of 2022 compared with the first quarter of 2021.

Throughput volumes increased 5% for gas processing and 3% for gas gathering in the first quarter of 2022 compared with the first quarter of 2021, driven primarily by higher gas capture. Throughput volumes increased 3% for water gathering. Throughput volumes decreased 14% for crude oil gathering and terminaling in the first quarter of 2022 compared with the first quarter of 2021 due to lower production. The impact of the reduction in physical oil volumes in the first quarter of 2022 compared to the first quarter of 2021 was partially offset by MVC shortfall fee payments and higher tariff rates.

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

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term (“Initial Term”) and we have the unilateral right to renew each of these agreements for one additional 10-year term (“Secondary Term”). In September 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the secondary term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. Initial Term for the water services agreements is 14 years and the Secondary Term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of operations for the three months ended March 31, 2022 and 2021 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$163.6	$113.8	$34.7	$-	$312.1
Other income	-	-	0.3	-	0.3
Total revenues	163.6	113.8	35.0	-	312.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	37.0	20.7	8.8	-	66.5
Depreciation expense	25.9	14.4	4.1	-	44.4
General and administrative expenses	2.5	1.0	0.2	2.3	6.0
Total costs and expenses	65.4	36.1	13.1	2.3	116.9
Income (loss) from operations	98.2	77.7	21.9	(2.3)	195.5
Income from equity investments	-	0.4	-	-	0.4
Interest expense, net	-	-	-	31.3	31.3
Income (loss) before income tax expense (benefit)	98.2	78.1	21.9	(33.6)	164.6
Income tax expense	-	-	-	5.0	5.0
Net income (loss)	98.2	78.1	21.9	(38.6)	159.6
Less: Net income (loss) attributable to noncontrolling interest	85.2	67.7	19.0	(29.2)	142.7
Net income (loss) attributable to Hess Midstream LP	$13.0	$10.4	$2.9	$(9.4)	$16.9

Throughput volumes
Gas gathering (MMcf/d)(1)	326				326
Crude oil gathering (MBbl/d)(2)	101				101
Gas processing (MMcf/d)(1)		316			316
Crude oil terminaling (MBbl/d)(2)			108		108
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	72				72

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$152.7	$103.5	$32.6	$-	$288.8
Total revenues	152.7	103.5	32.6	-	288.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	33.0	22.5	4.3	-	59.8
Depreciation expense	24.9	11.2	4.1	-	40.2
General and administrative expenses	2.4	1.6	0.2	2.1	6.3
Total costs and expenses	60.3	35.3	8.6	2.1	106.3
Income (loss) from operations	92.4	68.2	24.0	(2.1)	182.5
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	23.1	23.1
Income (loss) before income tax expense (benefit)	92.4	70.9	24.0	(25.2)	162.1
Income tax expense	-	-	-	2.5	2.5
Net Income (loss)	92.4	70.9	24.0	(27.7)	159.6
Less: Net income (loss) attributable to noncontrolling interest	86.0	66.1	22.4	(23.5)	151.0
Net income (loss) attributable to Hess Midstream Partners LP	$6.4	$4.8	$1.6	$(4.2)	$8.6

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	117				117
Gas processing (MMcf/d)(1)		302			302
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	70				70

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $10.9 million in the first quarter of 2022 compared to the first quarter of 2021, of which $15.2 million is attributable to higher gas gathering and compression volumes and higher MVC levels and $2.8 million is attributable to higher tariff rates. This increase is partially offset by $4.2 million attributable to lower water services revenue and $2.3 million is attributable to lower crude oil gathering volumes driven by reduced drilling activity, partially offset by MVC shortfall fees. The remaining $0.6 million is attributable to lower pass-through revenues, including produced water trucking and disposal and electricity fees.

Operating and maintenance expenses increased $4.0 million, of which $3.2 million is attributable to higher operating expenses on our expanding gathering infrastructure and $1.4 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. This increase is partially offset by $0.6 million lower pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $1.0 million due to new compressors and other new gathering assets being brought into service.

Processing and Storage

Revenues and other income increased $10.3 million in the first quarter of 2022 compared to the first quarter of 2021, of which $11.0 million is attributable to higher throughput volumes and higher MVC levels and $0.3 million is attributable to higher electricity pass-through revenue. This increase is partially offset by $1.0 million attributable to lower tariff rates.

PART I – FINANCIAL INFORMATION (CONT’D)

Operating and maintenance expenses decreased $1.8 million, of which $2.1 million is attributable to lower third-party processing fees and $1.0 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements. This decrease is partially offset by $1.0 million attributable to higher operating costs and higher property taxes and $0.3 million is attributable to higher electricity pass-through costs. Depreciation expense increased $3.2 million primarily due to the TGP expansion and turnaround assets placed in service.

Income from equity investments decreased $2.3 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower volumes processed and higher maintenance expenses at the LM4 plant.

Terminaling and Export

Revenues and other income increased $2.4 million in the first quarter of 2022 compared to the first quarter of 2021, of which $4.2 million is attributable to higher rail transportation pass‑through revenues and $0.3 million is attributable to other income. The first quarter of 2022 results were also impacted by $1.7 million lower volumes, partially offset by MVC shortfall fees, and $0.4 million lower tariff rates.

Operating and maintenance expenses increased $4.5 million primarily attributable to higher rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $8.2 million in the first quarter of 2022 compared to the first quarter of 2021 primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021. Income tax expense increased $2.5 million driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021.

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

The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’ exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’ control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. During the first quarter of 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the COVID-19 global pandemic. Sustained periods of low prices for oil and natural gas could materially and adversely affect the quantities of oil and natural gas that Hess can economically produce. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. The Secondary Term of our commercial agreements includes continuing MVCs while the fees change to a fixed fee structure based on the average fees paid by Hess during the last three years of the Initial Term of the commercial agreements adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	March 31,
(in millions)	2022	2021
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$159.6	$159.6
Plus:
Depreciation expense	44.4	40.2
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	31.3	23.1
Income tax expense (benefit)	5.0	2.5
Adjusted EBITDA	$241.6	$226.7
Less:
Interest, net(1)	29.3	21.4
Maintenance capital expenditures	0.7	0.7
Distributable cash flow	$211.6	$204.6

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$190.6	$165.4
Changes in assets and liabilities	25.2	43.8
Amortization of deferred financing costs	(2.0)	(1.7)
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	31.3	23.1
Distribution from equity investments	(4.7)	(7.5)
Earnings from equity investments	0.4	2.7
Other	(0.5)	(0.4)
Adjusted EBITDA	$241.6	$226.7
Less:
Interest, net(1)	29.3	21.4
Maintenance capital expenditures	0.7	0.7
Distributable cash flow	$211.6	$204.6

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 25, 2022, we declared a quarterly cash distribution of $0.5492 per Class A share, to be paid on May 13, 2022 to shareholders of record on May 5, 2022. Simultaneously, the Partnership will make a distribution of $0.5492 per Class B unit of the Partnership to the Sponsors.

On April 4, 2022, we repurchased 13,559,322 Class B units of the Partnership from our Sponsors for an aggregate purchase price of $400.0 million, which was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from $400.0 million aggregate principal amount of 5.500% unsecured senior notes due 2030 issued on April 8, 2022.

Fixed‑Rate Senior Notes

As of March 31, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of March 31, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of March 31, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2022, we were in compliance with all debt covenants under the indentures.

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

See Note 14, Subsequent Events in the accompanying consolidated financial statements for a description of senior unsecured notes issued in April 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of March 31, 2022, we had senior secured syndicated credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a $400.0 million 5-year Term Loan A facility, which was initially fully drawn, maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At March 31, 2022, borrowings of $105.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $385.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2022, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $25.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The change in operating cash flows resulted primarily from an increase in revenues and other income of $23.6 million, an increase in cash provided by changes in working capital of $18.6 million, partially offset by an increase in cash operating expenses of $14.2 million and a decrease in distributions received from equity investments of $2.8 million.

Investing Activities. Net cash used in investing activities increased $28.1 million for the three months ended March 31, 2022 compared to the same period in 2021 driven by higher payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities decreased $4.8 million for the three months ended March 31, 2022 compared to the same period in 2021. In the first three months of 2022, we had lower repayments of our debt of $8.5 million, partially offset by higher distributions to shareholders and noncontrolling interest of $3.7 million.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2022	2021
(in millions)
Expansion capital expenditures	$36.4	$22.4
Maintenance capital expenditures	0.7	0.7
Total capital expenditures	37.1	23.1
(Increase) decrease in accrued capital expenditures	10.1	3.1
(Increase) decrease in capital expenditures included in accounts payable - affiliate	7.6	0.5
Additions to property, plant and equipment	$54.8	$26.7

Capital expenditures in 2022 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new greenfield compressor stations and associated pipeline infrastructure, one of which was placed in service in March 2022. In aggregate, the new stations are expected to provide an additional 85 MMcf/d of installed capacity in 2022 and can be expanded up to 130 MMcf/d in the future. Capital expenditures in 2021 were also attributable to continued expansion of our compression capacity.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2022, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2022, our total debt had a carrying value of $2,560.9 million and a fair value of approximately $2,566.8 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $76.7 million or $62.2 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2022, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2022.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

a.	Exhibits
4.1

Indenture, dated as of April 8, 2022, by and among Hess Midstream Operations LP, certain guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022)

10.1

Unit Repurchase Agreement, dated as of March 29, 2022, by and among Hess Midstream Operations LP, Hess Midstream LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022)

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

Date: May 5, 2022