Form 10-Q
period 2022-06-30
Hess Midstream LP
filed 2022-08-04
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

44,002,846 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 29, 2022.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2022	2021
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.4	$2.2
Accounts receivable—affiliate:
From contracts with customers	153.6	120.3
Other current assets	2.4	10.6
Total current assets	158.4	133.1
Equity investments	96.9	101.6
Property, plant and equipment, net	3,144.6	3,125.0
Long-term receivable—affiliate	0.7	0.8
Deferred tax asset	191.6	117.3
Other noncurrent assets	6.5	7.8
Total assets	$3,598.7	$3,485.6
Liabilities
Accounts payable—trade	$32.3	$26.9
Accounts payable—affiliate	28.2	37.6
Accrued liabilities	85.1	76.2
Current maturities of long-term debt	-	20.0
Other current liabilities	6.9	10.2
Total current liabilities	152.5	170.9
Long-term debt	2,937.4	2,543.5
Deferred tax liability	0.4	0.4
Other noncurrent liabilities	20.9	17.7
Total liabilities	3,111.2	2,732.5
Partners' capital
Class A shares (44,002,846 shares issued and outstanding as of June 30, 2022; 33,672,068 shares issued and outstanding as of December 31, 2021)	248.7	204.1
Class B shares (195,847,606 shares issued and outstanding as of June 30, 2022; 219,641,928 shares issued and outstanding as of December 31, 2021)	-	-
Total partners' capital	248.7	204.1
Noncontrolling interest	238.8	549.0
Total partners' capital	487.5	753.1
Total liabilities and partners' capital	$3,598.7	$3,485.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions, except per share data)
Revenues
Affiliate services	$313.0	$294.8	$625.1	$583.6
Other income	0.4	-	0.7	-
Total revenues	313.4	294.8	625.8	583.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	67.8	63.6	134.3	123.4
Depreciation expense	45.0	40.4	89.4	80.6
General and administrative expenses	5.3	5.2	11.3	11.5
Total costs and expenses	118.1	109.2	235.0	215.5
Income from operations	195.3	185.6	390.8	368.1
Income from equity investments	1.0	2.9	1.4	5.6
Interest expense, net	37.4	22.9	68.7	46.0
Income before income tax expense	158.9	165.6	323.5	327.7
Income tax expense	7.1	3.6	12.1	6.1
Net income	151.8	162.0	311.4	321.6
Less: Net income attributable to noncontrolling interest	129.8	151.0	272.5	302.0
Net income attributable to Hess Midstream LP	$22.0	$11.0	$38.9	$19.6

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.51	$0.44	$1.01	$0.89
Diluted:	$0.50	$0.44	$0.99	$0.87
Weighted average Class A shares outstanding
Basic:	43.7	25.0	38.7	22.2
Diluted:	43.7	25.1	38.8	22.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8
Net income	22.0	-	129.8	151.8
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5492 per share	(24.2)	-	(107.6)	(131.8)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.2)	-	(0.9)	(1.1)
Balance at June 30, 2022	$248.7	$-	$238.8	$487.5

Balance at December 31, 2020	$125.0	$-	$1,201.0	$1,326.0
Net income	8.6	-	151.0	159.6
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	(127.3)
Recognition of deferred tax asset	26.4		-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$1,385.1
Net income	11.0	-	151.0	162.0
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.4526 per share	(11.3)	-	(117.5)	(128.8)
Balance at June 30, 2021	$184.0	$-	$1,234.6	$1,418.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
(in millions)
Cash flows from operating activities
Net income	$311.4	$321.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	89.4	80.6
(Income) loss from equity investments	(1.4)	(5.6)
Distributions from equity investments	6.1	11.5
Amortization of deferred financing costs	4.2	3.4
Equity-based compensation expense	0.9	0.7
Deferred income tax expense (benefit)	12.1	6.1
Changes in assets and liabilities:
Accounts receivable – affiliate	(33.2)	(12.0)
Other current and noncurrent assets	8.4	3.9
Accounts payable – trade	5.4	(8.5)
Accounts payable – affiliate	(5.7)	(1.0)
Accrued liabilities	6.8	(5.9)
Other current and noncurrent liabilities	(0.6)	(4.8)
Net cash provided by (used in) operating activities	403.8	390.0
Cash flows from investing activities
Additions to property, plant and equipment	(110.7)	(52.7)
Net cash provided by (used in) investing activities	(110.7)	(52.7)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(13.0)	(75.0)
Bank borrowings with maturities of greater than 90 days
Repayments	(10.0)	(5.0)
Proceeds from issuance of bonds	400.0	-
Deferred financing costs	(5.9)	-
Transaction costs	(1.2)	-
Class B unit repurchase	(400.0)	-
Distributions to shareholders	(41.7)	(19.5)
Distributions to noncontrolling interest	(221.1)	(236.6)
Net cash provided by (used in) financing activities	(292.9)	(336.1)
Increase (decrease) in cash and cash equivalents	0.2	1.2
Cash and cash equivalents, beginning of period	2.2	2.6
Cash and cash equivalents, end of period	$2.4	$3.8
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$1.9	$(16.8)
Recognition of deferred tax asset	$86.4	$26.4

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

Note 2. Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2022 and December 31, 2021, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and the consolidated cash flows for the six months ended June 30, 2022 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 81.7% interest in the Partnership retained by Hess and GIP at June 30, 2022 (86.7% at December 31, 2021). See Note 3, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

Note 3. Equity Transactions

Equity Offering Transactions

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the offerings. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the amount of the Class A shareholders’ capital balance by $27.0 million and decreasing the carrying amount of noncontrolling interest by an equal amount (six months ended June 30, 2021: $31.8 million) to reflect the change in ownership interest.

Class B Unit Repurchase

On March 29, 2022, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors, subject to the secondary equity offering transaction described above, an aggregate number of Class B Units representing limited partner interests in the Partnership to be determined by dividing (a) $400.0 million by (b) the public offering price of the Class A Shares to be set in the secondary offering (the “Repurchase Transaction”). On April 4, 2022, the Repurchase Transaction closed, and the Partnership purchased directly from the Sponsors 13,559,322 Class B Units at a purchase price per Class B Unit of $29.50, which is equal to the public offering price per Class A Share in the transaction described above. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The Repurchase Transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a $400.0 million senior unsecured notes offering (see Note 7, Debt and Interest Expense).

The Repurchase Transaction was accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest with the difference between the amount of consideration paid and the amount by which the noncontrolling interest was adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $1.5 million of costs directly attributable to the Repurchase Transaction that were charged to equity.

As a result of the equity offering transactions and the Repurchase Transaction described above, we also recognized an additional deferred tax asset of $86.4 million (six months ended June 30, 2021: $26.4 million) related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

Note 4. Related Party Transactions

In addition to the Repurchase Transaction and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

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

For the three and six months ended June 30, 2022 and 2021, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Oil and gas gathering services	$148.4	$133.4	$293.7	$262.1
Processing and storage services	116.5	105.3	230.3	208.8
Terminaling and export services	30.3	34.9	65.0	67.5
Water gathering and disposal services	17.8	21.2	36.1	45.2
Total revenues from contracts with customers	$313.0	$294.8	$625.1	$583.6
Other income	0.4	-	0.7	-
Total revenues	$313.4	$294.8	$625.8	$583.6

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Oil and gas gathering services	$30.5	$9.4	$51.8	$16.9
Processing and storage services	16.5	-	22.8	-
Terminaling and export services	10.3	7.7	16.6	12.7
Water gathering and disposal services	0.4	1.6	0.4	2.5
Total	$57.7	$18.7	$91.6	$32.1

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Electricity and other related fees	$12.0	$9.9	$22.5	$19.2
Produced water trucking and disposal costs	7.9	8.7	15.8	18.1
Rail transportation costs	-	-	4.3	0.1
Total	$19.9	$18.6	$42.6	$37.4

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2022 and 2021, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Operating and maintenance expenses	$16.7	$15.8	$33.6	$31.5
General and administrative expenses	3.8	3.6	7.5	7.8
Total	$20.5	$19.4	$41.1	$39.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2022 and 2021, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Processing fee incurred	$4.7	$7.1	$9.2	$14.0
Earnings from equity investments	1.0	2.9	1.4	5.6
Distributions received from equity investments	1.4	4.0	6.1	11.5

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2022	December 31, 2021
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,526.0	$1,489.7
Compressors, pumping stations and terminals	22 to 25 years	859.8	809.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.3
Processing and fractionation facilities	25 years	413.2	408.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	386.7	386.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	25.8	25.8
Construction-in-progress	N/A	148.7	131.6
Total property, plant and equipment, at cost		4,450.2	4,341.4
Accumulated depreciation		(1,305.6)	(1,216.4)
Property, plant and equipment, net		$3,144.6	$3,125.0

Note 6. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2022	December 31, 2021
(in millions)
Accrued interest	$35.1	$30.9
Accrued capital expenditures	28.0	26.5
Other accruals	22.0	18.8
Total	$85.1	$76.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Debt and Interest Expense

Fixed‑Rate Senior Notes

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the Repurchase Transaction (see Note 3, Equity Transactions).

As of June 30, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of June 30, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of June 30, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2022, we were in compliance with all debt covenants under the indentures.

In addition, the covenants included in the indentures governing the senior unsecured notes contain provisions that allow the Company to satisfy the Partnership’s reporting obligations under the indenture, as long as any such financial information of the Company contains information reasonably sufficient to identify the material differences, if any, between the financial information of the Company, on the one hand, and the Partnership and its subsidiaries on a stand-alone basis, on the other hand and the Company does not directly own capital stock of any person other than the Partnership and its subsidiaries, or material business operations that would not be consolidated with the financial results of the Partnership and its subsidiaries. The Company is a holding company and has no independent assets or operations. Other than the interest in the Partnership and the effect of federal and state income taxes that are recognized at the Company level, there are no material differences between the consolidated financial statements of the Partnership and the consolidated financial statements of the Company.

Credit Facilities

As of June 30, 2022, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a $400.0 million 5-year Term Loan A facility, which was initially fully drawn, maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at LIBOR plus the applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2022, borrowings of $91.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $380.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2022, the Partnership was in compliance with these financial covenants.

On July 14, 2022, the Partnership amended and restated its Credit Facilities. See Note 14, Subsequent Events.

Fair Value Measurement

At June 30, 2022, our total debt had a carrying value of $2,937.4 million and had a fair value of approximately $2,691.7 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2022, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021	February 3, 2022	February 14, 2022	$0.5167
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022(1)	August 4, 2022	August 12, 2022	$0.5559

(1) For more information, see Note 14, Subsequent Events.

Note 9. Equity‑Based Compensation

Equity‑based award activity for the six months ended June 30, 2022 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2021	187,931	$16.75
Granted	53,548	33.52
Vested	(95,778)	16.89
Outstanding and unvested shares at June 30, 2022	145,701	$22.82

As of June 30, 2022, $2.7 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income	$151.8	$162.0	$311.4	$321.6
Less: Net income attributable to noncontrolling interest	129.8	151.0	272.5	302.0
Net income attributable to Hess Midstream LP	22.0	11.0	38.9	19.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.51	$0.44	$1.01	$0.89
Diluted:	$0.50	$0.44	$0.99	$0.87
Weighted average Class A shares outstanding:
Basic:	43.7	25.0	38.7	22.2
Diluted:	43.7	25.1	38.8	22.3

For the three and six months ended June 30, 2022 the weighted average number of Class A shares outstanding included 50,874 and 76,243 dilutive restricted shares, respectively, compared with 77,748 and 99,985 dilutive restricted shares for the three and six months ended June 30, 2021, respectively.

Note 11. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2022 and 2021.

Note 12. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2022 our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.6 million and $4.5 million, respectively, compared with $0.8 million and $3.1 million, respectively, as of December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, we did not have material accrued liabilities for legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2022
Revenues and other income	$166.2	$116.5	$30.7	$-	$313.4
Net income (loss)	95.2	81.3	21.3	(46.0)	151.8
Net income (loss) attributable to Hess Midstream LP	17.6	15.0	3.8	(14.4)	22.0
Depreciation expense	26.6	14.4	4.0	-	45.0
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	1.0	-	-	1.0
Interest expense, net	-	-	-	37.4	37.4
Income tax expense	-	-	-	7.1	7.1
Adjusted EBITDA	121.8	97.0	25.3	(1.5)	242.6
Capital expenditures*	67.7	1.3	2.7	-	71.7

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2021
Revenues and other income	$154.6	$105.3	$34.9	$-	$294.8
Net income (loss)	92.4	71.6	26.1	(28.1)	162.0
Net income (loss) attributable to Hess Midstream LP	8.1	6.3	2.4	(5.8)	11.0
Depreciation expense	25.2	11.2	4.0	-	40.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.9	-	-	2.9
Interest expense, net	-	-	-	22.9	22.9
Income tax expense	-	-	-	3.6	3.6
Adjusted EBITDA	117.6	84.1	30.1	(1.6)	230.2
Capital expenditures*	38.2	8.1	0.1	-	46.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2022
Revenues and other income	$329.8	$230.3	$65.7	$-	$625.8
Net income (loss)	193.4	159.4	43.2	(84.6)	311.4
Net income (loss) attributable to Hess Midstream LP	30.6	25.4	6.7	(23.8)	38.9
Depreciation expense	52.5	28.8	8.1	-	89.4
Proportional share of equity affiliates' depreciation	-	2.6	-	-	2.6
Income from equity investments	-	1.4	-	-	1.4
Interest expense, net	-	-	-	68.7	68.7
Income tax expense	-	-	-	12.1	12.1
Adjusted EBITDA	245.9	190.8	51.3	(3.8)	484.2
Capital expenditures*	103.4	2.2	3.2	-	108.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2021
Revenues and other income	$307.3	$208.8	$67.5	$-	$583.6
Net income (loss)	184.8	142.5	50.1	(55.8)	321.6
Net income (loss) attributable to Hess Midstream LP	14.5	11.1	4.0	(10.0)	19.6
Depreciation expense	50.1	22.4	8.1	-	80.6
Proportional share of equity affiliates' depreciation	-	2.6	-	-	2.6
Income from equity investments	-	5.6	-	-	5.6
Interest expense, net	-	-	-	46.0	46.0
Income tax expense (benefit)	-	-	-	6.1	6.1
Adjusted EBITDA	234.9	167.5	58.2	(3.7)	456.9
Capital expenditures*	57.6	11.8	0.1	-	69.5

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	June 30, 2022	December 31, 2021
(in millions)
Gathering	$1,988.0	$1,927.0
Processing and Storage(1)	1,133.1	1,149.5
Terminaling and Export	277.1	281.4
Interest and Other	200.5	127.7
Total assets	$3,598.7	$3,485.6

(1) Includes investment in equity investees of $96.9 million as of June 30, 2022 and $101.6 million as of December 31, 2021.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. Subsequent Events

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its $1.4 billion Credit Facilities. The amended and restated credit agreement, among other things, (a) extended the maturity date from December 2024 to July 2027, (b) increased the accordion feature to up to an additional $750.0 million, which does not represent a lending commitment from the lenders, and (c) replaced the London Interbank Offered Rate, or LIBOR, with Secured Overnight Financing Rate, or SOFR, as the benchmark rate. In connection with the amendment and restatement of the credit facilities, the Partnership retired its existing senior secured Term Loan A facility, which had borrowings of $380.0 million excluding deferred issuance costs at June 30, 2022, and entered into a fully drawn $400.0 million 5-year Term Loan A facility, receiving cash of $20.0 million at closing. As a result of this refinance, $25.0 million of current maturities of long-term debt have been reclassified to long-term debt as of June 30, 2022. The amended and restated credit agreement has substantially similar terms to the prior agreement, including commitment amounts, guarantees, secured collateral and covenants.

On July 25, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.5559 per Class A share for the quarter ended June 30, 2022, an approximate 1.2% increase compared to the distribution on the Class A shares for the quarter ended March 31, 2022. The distribution will be payable on August 12, 2022, to shareholders of record as of the close of business on August 4, 2022. Simultaneously, the Partnership will make a distribution of $0.5559 per Class B unit of the Partnership to the Sponsors.

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

In March 2022, we brought online one of two new greenfield compressor stations planned for 2022. We recently completed construction and commenced commissioning of the second compressor station, which we expect to bring online in the third quarter of 2022. In aggregate, the new stations are expected to provide an additional 85 MMcf/d of installed capacity in 2022 and can be expanded up to 130 MMcf/d in the future.

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

On April 4, 2022, the Partnership purchased directly from the Sponsors 13,559,322 Class B units representing limited partner interests in the Partnership for an aggregate purchase price of $400.0 million (the “Repurchase Transaction”). The purchase price per Class B unit was $29.50, which is equal to the public offering price per Class A share in the secondary offering described above. The Repurchase Transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a $400.0 million aggregate principal amount of 5.500% senior unsecured notes due 2030.

In addition, we utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through a 5% increase in our quarterly distribution level for the first quarter of 2022 in addition to the quarterly increase consistent with our targeted 5% growth in annual distributions per Class A share.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2022 included:

•
Consolidated net income of $151.8 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $22.0 million, or $0.51 basic earnings per Class A share;
•
Net cash provided by operating activities of $213.2 million;
•
Adjusted EBITDA of $242.6 million;
•
Distributable cash flow of $206.2 million;
•
Cash distribution of $0.5559 per Class A share declared on July 25, 2022, an approximate 1.2% increase compared with the first quarter of 2022, consistent with the Company’s targeted 5% growth in annual distributions per Class A share.

Revenues and other income in the second quarter of 2022 were $313.4 million compared with $294.8 million in the prior-year quarter. Second quarter 2022 revenues and other income were up $18.6 million compared to the prior-year quarter primarily due to higher minimum volume commitment (“MVC”) levels and slightly higher tariff rates of $17.3 million, as well as higher pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $1.3 million. In the second quarter of 2022, we earned $57.7 million of shortfall fee payments related to MVCs compared with $18.7 million in the prior-year quarter, which were higher as a result of reduced throughput volumes due to severe weather in the Bakken. Total costs and expenses in the second quarter of 2022 were $118.1 million, up from $109.2 million in the prior-year quarter. The increase was primarily attributable to higher depreciation expense for additional assets placed in service of $4.6 million, higher operating and other expenses primarily related to our expanding gathering infrastructure of $3.0 million and higher pass-through expenses of $1.3 million, for which we recognize revenues in the same amount, as described above. Interest expense increased $14.5 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August of 2021 and the $400.0 million 5.500% fixed-rate senior notes issued in April of 2022. Income tax expense increased $3.5 million driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2021 and 2022. Income from equity investments decreased $1.9 million. As a result, consolidated net income decreased $10.2 million, but Adjusted EBITDA increased $12.4 million for the second quarter of 2022 compared with the second quarter of 2021.

Throughput volumes decreased 21% for crude oil gathering, 20% for terminaling, 12% for water gathering, 5% for gas gathering and 4% for gas processing in the second quarter of 2022 compared with the second quarter of 2021 due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken. The impact of the reduction in physical volumes in the second quarter of 2022 compared to the second quarter of 2021 was partially offset by MVC shortfall fee payments and higher tariff rates.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results of operations for the three months ended June 30, 2022 and 2021 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$166.2	$116.5	$30.3	$-	$313.0
Other income	-	-	0.4	-	0.4
Total revenues	166.2	116.5	30.7	-	313.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	41.8	20.8	5.2	-	67.8
Depreciation expense	26.6	14.4	4.0	-	45.0
General and administrative expenses	2.6	1.0	0.2	1.5	5.3
Total costs and expenses	71.0	36.2	9.4	1.5	118.1
Income (loss) from operations	95.2	80.3	21.3	(1.5)	195.3
Income from equity investments	-	1.0	-	-	1.0
Interest expense, net	-	-	-	37.4	37.4
Income (loss) before income tax expense (benefit)	95.2	81.3	21.3	(38.9)	158.9
Income tax expense	-	-	-	7.1	7.1
Net income (loss)	95.2	81.3	21.3	(46.0)	151.8
Less: Net income (loss) attributable to noncontrolling interest	77.6	66.3	17.5	(31.6)	129.8
Net income (loss) attributable to Hess Midstream LP	$17.6	$15.0	$3.8	$(14.4)	$22.0

Throughput volumes
Gas gathering (MMcf/d)(1)	309				309
Crude oil gathering (MBbl/d)(2)	88				88
Gas processing (MMcf/d)(1)		292			292
Crude oil terminaling (MBbl/d)(2)			93		93
NGL loading (MBbl/d)(2)			9		9
Water gathering (MBbl/d)(2)	65				65

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$154.6	$105.3	$34.9	$-	$294.8
Total revenues	154.6	105.3	34.9	-	294.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	34.8	24.2	4.6	-	63.6
Depreciation expense	25.2	11.2	4.0	-	40.4
General and administrative expenses	2.2	1.2	0.2	1.6	5.2
Total costs and expenses	62.2	36.6	8.8	1.6	109.2
Income (loss) from operations	92.4	68.7	26.1	(1.6)	185.6
Income from equity investments	-	2.9	-	-	2.9
Interest expense, net	-	-	-	22.9	22.9
Income (loss) before income tax expense (benefit)	92.4	71.6	26.1	(24.5)	165.6
Income tax expense	-	-	-	3.6	3.6
Net Income (loss)	92.4	71.6	26.1	(28.1)	162.0
Less: Net income (loss) attributable to noncontrolling interest	84.3	65.3	23.7	(22.3)	151.0
Net income (loss) attributable to Hess Midstream Partners LP	$8.1	$6.3	$2.4	$(5.8)	$11.0

Throughput volumes
Gas gathering (MMcf/d)(1)	325				325
Crude oil gathering (MBbl/d)(2)	111				111
Gas processing (MMcf/d)(1)		304			304
Crude oil terminaling (MBbl/d)(2)			116		116
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	74				74

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $11.6 million in the second quarter of 2022 compared to the second quarter of 2021, of which $13.8 million is attributable to higher gas gathering MVC levels while physical volumes were lower due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken. In addition, $2.6 million of the increase is attributable to higher tariff rates and $1.0 million is attributable to higher pass-through revenues. This increase is partially offset by $3.2 million attributable to lower crude oil gathering volumes and $2.6 million lower water gathering and disposal revenue due to unplanned production shut-ins during the same period as a result of power outages caused by severe weather in the Bakken, partially offset by MVC shortfall fees.

Operating and maintenance expenses increased $7.0 million, of which $5.0 million is attributable to higher operating expenses on our expanding gathering infrastructure, $1.0 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, and $1.0 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $1.4 million due to new compressors and other new gathering assets being brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $11.2 million in the second quarter of 2022 compared to the second quarter of 2021, of which $12.0 million is attributable to higher MVC levels while physical volumes were lower due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken, and $0.3 million is attributable to higher electricity pass-through revenue. This increase is partially offset by $1.1 million attributable to lower tariff rates.

Operating and maintenance expenses decreased $3.4 million, of which $2.4 million is attributable to lower third-party processing fees due to lower volumes processed at the LM4 plant and $1.0 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $3.2 million primarily due to the TGP expansion and turnaround assets placed in service.

Income from equity investments decreased $1.9 million in the second quarter of 2022 compared to the second quarter of 2021, primarily due to lower volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $4.2 million in the second quarter of 2022 compared to the second quarter of 2021, which is attributable to lower volumes due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken, partially offset by MVC shortfall fees.

Interest and Other

Interest expense, net of interest income, increased $14.5 million in the second quarter of 2022 compared to the second quarter of 2021, primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021 and the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense increased $3.5 million driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021 and 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Results of operations for the six months ended June 30, 2022 and 2021 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$329.8	$230.3	$65.0	$-	$625.1
Other income	-	-	0.7	-	0.7
Total revenues	329.8	230.3	65.7	-	625.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	78.8	41.5	14.0	-	134.3
Depreciation expense	52.5	28.8	8.1	-	89.4
General and administrative expenses	5.1	2.0	0.4	3.8	11.3
Total costs and expenses	136.4	72.3	22.5	3.8	235.0
Income (loss) from operations	193.4	158.0	43.2	(3.8)	390.8
Income from equity investments	-	1.4	-	-	1.4
Interest expense, net	-	-	-	68.7	68.7
Income (loss) before income tax expense (benefit)	193.4	159.4	43.2	(72.5)	323.5
Income tax expense (benefit)	-	-	-	12.1	12.1
Net income (loss)	193.4	159.4	43.2	(84.6)	311.4
Less: Net income (loss) attributable to noncontrolling interest	162.8	134.0	36.5	(60.8)	272.5
Net income (loss) attributable to Hess Midstream LP	$30.6	$25.4	$6.7	$(23.8)	$38.9

Throughput volumes
Gas gathering (MMcf/d)(1)	318				318
Crude oil gathering (MBbl/d)(2)	95				95
Gas processing (MMcf/d)(1)		304			304
Crude oil terminaling (MBbl/d)(2)			100		100
NGL loading (MBbl/d)(2)			12		12
Water gathering (MBbl/d)(2)	68				68

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$307.3	$208.8	$67.5	$-	$583.6
Total revenues	307.3	208.8	67.5	-	583.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	67.8	46.7	8.9	-	123.4
Depreciation expense	50.1	22.4	8.1	-	80.6
General and administrative expenses	4.6	2.8	0.4	3.7	11.5
Total costs and expenses	122.5	71.9	17.4	3.7	215.5
Income (loss) from operations	184.8	136.9	50.1	(3.7)	368.1
Income from equity investments	-	5.6	-	-	5.6
Interest expense, net	-	-	-	46.0	46.0
Income (loss) before income tax expense (benefit)	184.8	142.5	50.1	(49.7)	327.7
Income tax expense (benefit)	-	-	-	6.1	6.1
Net Income (loss)	184.8	142.5	50.1	(55.8)	321.6
Less: Net income (loss) attributable to noncontrolling interest	170.3	131.4	46.1	(45.8)	302.0
Net income (loss) attributable to Hess Midstream LP	$14.5	$11.1	$4.0	$(10.0)	$19.6

Throughput volumes
Gas gathering (MMcf/d)(1)	321				321
Crude oil gathering (MBbl/d)(2)	114				114
Gas processing (MMcf/d)(1)		303			303
Crude oil terminaling (MBbl/d)(2)			121		121
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	72				72

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $22.5 million in the first six months of 2022 compared to the first six months of 2021, of which $29.0 million is attributable to higher gas gathering MVC levels while physical volumes were lower due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken, and $5.4 million is attributable to higher tariff rates. The remaining increase of $0.4 million is attributable to higher pass-through revenues. This increase is partially offset by $6.8 million attributable to lower water gathering and disposal revenue and $5.5 million attributable to lower crude oil gathering volumes due to unplanned production shut-ins during the same period as a result of power outages caused by severe weather in the Bakken, partially offset by MVC shortfall fees.

Operating and maintenance expenses increased $11.0 million, of which $8.0 million is attributable to higher operating expenses on our expanding gathering infrastructure, $2.6 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements and $0.4 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $2.4 million due to new compressors, produced water disposal facilities and other new gathering assets being brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $21.5 million in the first six months of 2022 compared to the first six months of 2021, of which $23.1 million is attributable to higher MVC levels and $0.6 million is attributable to higher pass-through revenue. This increase is partially offset by $2.2 million attributable to lower tariff rates.

Operating and maintenance expenses decreased $5.2 million, of which $4.5 million is attributable to lower third-party processing fees due to lower volumes processed at the LM4 plant and $2.1 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements. This decrease is partially offset by $0.9 million attributable to higher other operating costs and property taxes and $0.6 million is attributable to higher pass-through costs. Depreciation expense increased $6.4 million due to the TGP expansion and turnaround assets placed in service.

Income from equity investments decreased $4.2 million in the first six months of 2022 compared to the first six months of 2021, primarily due to lower volumes processed and higher maintenance expenses at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $1.8 million in the first six months of 2022 compared to the first six months of 2021, of which $6.7 million is attributable to lower volumes due to unplanned production shut-ins during April and May as a result of power outages caused by severe weather in the Bakken, partially offset by MVC shortfall fees. This decrease was also partially offset by $4.2 million attributable to higher rail transportation pass-through revenues and $0.7 million attributable to other income.

Operating and maintenance expenses increased $5.1 million, of which $4.2 million is attributable to higher rail transportation pass-through costs and $0.9 million attributable to other operating costs.

Interest and Other

Interest expense, net of interest income, increased $22.7 million in the first six months of 2022 compared to the first six months of 2021, primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021 and the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense increased $6.0 million in the same periods driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021 and 2022.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in 2021 and announced an addition of a fourth operated drilling rig in July 2022, and we expect to be above MVC levels in 2023 and 2024. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$151.8	$162.0	$311.4	$321.6
Plus:
Depreciation expense	45.0	40.4	89.4	80.6
Proportional share of equity affiliates' depreciation	1.3	1.3	2.6	2.6
Interest expense, net	37.4	22.9	68.7	46.0
Income tax expense (benefit)	7.1	3.6	12.1	6.1
Adjusted EBITDA	$242.6	$230.2	$484.2	$456.9
Less:
Interest, net(1)	35.2	21.2	64.5	$42.6
Maintenance capital expenditures	1.2	1.5	1.9	2.2
Distributable cash flow	$206.2	$207.5	$417.8	$412.1

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$213.2	$224.6	$403.8	$390.0
Changes in assets and liabilities	(6.3)	(15.5)	18.9	28.3
Amortization of deferred financing costs	(2.2)	(1.7)	(4.2)	(3.4)
Proportional share of equity affiliates' depreciation	1.3	1.3	2.6	2.6
Interest expense, net	37.4	22.9	68.7	46.0
Distribution from equity investments	(1.4)	(4.0)	(6.1)	(11.5)
Earnings from equity investments	1.0	2.9	1.4	5.6
Other	(0.4)	(0.3)	(0.9)	(0.7)
Adjusted EBITDA	$242.6	$230.2	$484.2	$456.9
Less:
Interest, net(1)	35.2	21.2	64.5	42.6
Maintenance capital expenditures	1.2	1.5	1.9	2.2
Distributable cash flow	$206.2	$207.5	$417.8	$412.1

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 25, 2022, we declared a quarterly cash distribution of $0.5559 per Class A share, to be paid on August 12, 2022 to shareholders of record on August 4, 2022. Simultaneously, the Partnership will make a distribution of $0.5559 per Class B unit of the Partnership to the Sponsors.

On April 4, 2022, we repurchased 13,559,322 Class B units of the Partnership from our Sponsors for an aggregate purchase price of $400.0 million, which was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from $400.0 million aggregate principal amount of 5.500% unsecured senior notes due 2030.

Fixed‑Rate Senior Notes

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the Repurchase Transaction.

As of June 30, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of June 30, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of June 30, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2022, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of June 30, 2022, the Partnership had senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a $400.0 million 5-year Term Loan A facility, which was initially fully drawn, maturing in 2024. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At June 30, 2022, borrowings of $91.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $380.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2022, we were in compliance with these financial covenants.

On July 14, 2022, the Partnership amended and restated its Credit Facilities. See Note 14, Subsequent Events.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $13.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The change in operating cash flows resulted primarily from an increase in revenues and other income of $42.2 million, an increase in cash provided by changes in working capital of $9.4 million, partially offset by an increase in cash operating expenses of $32.4 million and a decrease in distributions received from equity investments of $5.4 million.

Investing Activities. Net cash used in investing activities increased $58.0 million for the six months ended June 30, 2022 compared to the same period in 2021 driven by higher payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities decreased $43.2 million for the six months ended June 30, 2022 compared to the same period in 2021. In the first six months of 2022, we issued $400.0 million aggregate principal amount of unsecured senior notes that we used to fund the $400.0 million Class B Unit Repurchase Transaction. In the first six months of 2022, we also had lower repayments of our debt of $51.1 million, net of any changes in financing costs, partially offset by higher distributions to shareholders and noncontrolling interest of $6.7 million and $1.2 million of transaction costs related to the Repurchase Transaction compared to the same period last year.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2022	2021
(in millions)
Expansion capital expenditures	$106.9	$67.3
Maintenance capital expenditures	1.9	2.2
Total capital expenditures	108.8	69.5
(Increase) decrease in accrued capital expenditures	(1.5)	(14.5)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	3.4	(2.3)
Additions to property, plant and equipment	$110.7	$52.7

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2022, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2022, our total debt had a carrying value of $2,937.4 million and a fair value of approximately $2,691.7 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $92.7 million or $145.3 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2022, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2022.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
4.1

Indenture, dated as of April 8, 2022, by and among Hess Midstream Operations LP, certain guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022)

4.2

Amendment and Restatement Agreement dated as of July 14, 2022, among Hess Midstream LP, Hess Midstream Operations LP, JPMorgan Chase Bank, N.A. and the other parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2022)

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

Date: August 4, 2022