Form 10-Q
period 2022-09-30
Hess Midstream LP
filed 2022-11-03
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

44,002,846 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 31, 2022.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2022	2021
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2.6	$2.2
Accounts receivable—affiliate:
From contracts with customers	130.7	120.3
Other current assets	13.5	10.6
Total current assets	146.8	133.1
Equity investments	98.3	101.6
Property, plant and equipment, net	3,159.6	3,125.0
Long-term receivable—affiliate	0.7	0.8
Deferred tax asset	184.1	117.3
Other noncurrent assets	12.0	7.8
Total assets	$3,601.5	$3,485.6
Liabilities
Accounts payable—trade	$34.6	$26.9
Accounts payable—affiliate	29.6	37.6
Accrued liabilities	83.8	76.2
Current maturities of long-term debt	-	20.0
Other current liabilities	9.5	10.2
Total current liabilities	157.5	170.9
Long-term debt	2,909.0	2,543.5
Deferred tax liability	0.4	0.4
Other noncurrent liabilities	20.7	17.7
Total liabilities	3,087.6	2,732.5
Partners' capital
Class A shares (44,002,846 shares issued and outstanding as of September 30, 2022; 33,672,068 shares issued and outstanding as of December 31, 2021)	247.8	204.1
Class B shares (195,847,606 shares issued and outstanding as of September 30, 2022; 219,641,928 shares issued and outstanding as of December 31, 2021)	-	-
Total partners' capital	247.8	204.1
Noncontrolling interest	266.1	549.0
Total partners' capital	513.9	753.1
Total liabilities and partners' capital	$3,601.5	$3,485.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions, except per share data)
Revenues
Affiliate services	$334.2	$303.9	$959.3	$887.5
Other income	0.6	-	1.3	-
Total revenues	334.8	303.9	960.6	887.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	79.6	98.1	213.9	221.5
Depreciation expense	45.5	41.5	134.9	122.1
General and administrative expenses	5.7	5.1	17.0	16.6
Total costs and expenses	130.8	144.7	365.8	360.2
Income from operations	204.0	159.2	594.8	527.3
Income from equity investments	2.8	3.0	4.2	8.6
Interest expense, net	39.9	28.0	108.6	74.0
Income before income tax expense	166.9	134.2	490.4	461.9
Income tax expense	7.5	3.1	19.6	9.2
Net income	159.4	131.1	470.8	452.7
Less: Net income attributable to noncontrolling interest	136.2	121.2	408.7	423.2
Net income attributable to Hess Midstream LP	$23.2	$9.9	$62.1	$29.5

Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.53	$0.39	$1.54	$1.27
Diluted:	$0.53	$0.38	$1.52	$1.25
Weighted average Class A shares outstanding
Basic:	44.0	25.0	40.5	23.1
Diluted:	44.1	25.1	40.5	23.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8
Net income	22.0	-	129.8	151.8
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5492 per share	(24.2)	-	(107.6)	(131.8)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.2)	-	(0.9)	(1.1)
Balance at June 30, 2022	$248.7	$-	$238.8	$487.5
Net income	23.2	-	136.2	159.4
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5559 per share	(24.5)	-	(108.9)	(133.4)
Balance at September 30, 2022	$247.8	$-	$266.1	$513.9

Balance at December 31, 2020	$125.0	$-	$1,201.0	$1,326.0
Net income	8.6	-	151.0	159.6
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.4471 per share	(8.2)	-	(119.1)	(127.3)
Recognition of deferred tax asset	26.4	-	-	26.4
Sales of shares held by Sponsors	31.8	-	(31.8)	-
Balance at March 31, 2021	$184.0	$-	$1,201.1	$1,385.1
Net income	11.0	-	151.0	162.0
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.4526 per share	(11.3)	-	(117.5)	(128.8)
Balance at June 30, 2021	$184.0	$-	$1,234.6	$1,418.6
Net income	9.9	-	121.2	131.1
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5042 per share	(12.7)	-	(130.9)	(143.6)
Recognition of deferred tax asset	14.8	-	-	14.8
Class B unit repurchase	(60.4)	-	(689.6)	(750.0)
Class B unit repurchase transaction costs	(0.3)	-	(1.9)	(2.2)
Balance at September 30, 2021	$135.7	$-	$533.4	$669.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
(in millions)
Cash flows from operating activities
Net income	$470.8	$452.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	134.9	122.1
(Income) loss from equity investments	(4.2)	(8.6)
Distributions from equity investments	7.5	14.6
Amortization of deferred financing costs	6.6	5.3
Equity-based compensation expense	1.3	1.1
Deferred income tax expense (benefit)	19.6	9.2
Changes in assets and liabilities:
Accounts receivable – affiliate	(10.3)	(42.3)
Other current and noncurrent assets	(3.9)	(7.9)
Accounts payable – trade	7.7	18.6
Accounts payable – affiliate	(1.7)	9.6
Accrued liabilities	8.0	(0.4)
Other current and noncurrent liabilities	2.2	(2.0)
Net cash provided by (used in) operating activities	638.5	572.0
Cash flows from investing activities
Additions to property, plant and equipment	(176.6)	(120.0)
Net cash provided by (used in) investing activities	(176.6)	(120.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(61.0)	(32.0)
Bank borrowings with maturities of greater than 90 days
Borrowings	20.0	-
Repayments	(10.0)	(7.5)
Proceeds from issuance of bonds	400.0	750.0
Deferred financing costs	(13.0)	(11.0)
Transaction costs	(1.3)	(1.8)
Class B unit repurchase	(400.0)	(750.0)
Distributions to shareholders	(66.2)	(32.2)
Distributions to noncontrolling interest	(330.0)	(367.5)
Net cash provided by (used in) financing activities	(461.5)	(452.0)
Increase (decrease) in cash and cash equivalents	0.4	-
Cash and cash equivalents, beginning of period	2.2	2.6
Cash and cash equivalents, end of period	$2.6	$2.6
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$7.2	$(8.6)
Recognition of deferred tax asset	$86.4	$41.2

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

Note 2. Basis of Presentation

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2022 and December 31, 2021, the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and the consolidated cash flows for the nine months ended September 30, 2022 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 81.7% interest in the Partnership retained by Hess and GIP at September 30, 2022 (86.7% at December 31, 2021). See Note 3, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the offerings. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the amount of the Class A shareholders’ capital balance by $27.0 million and decreasing the carrying amount of noncontrolling interest by an equal amount (nine months ended September 30, 2021: $31.8 million) to reflect the change in ownership interest.

Class B Unit Repurchase

On July 27, 2021, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from each Sponsor 15,625,000 Class B Units representing limited partner interests in the Partnership for an aggregate purchase price of $750.0 million. The purchase price per Class B Unit was $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of Class A shares representing limited partner interests in the Company through July 27, 2021. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction closed on August 10, 2021 and was funded through issuance by the Partnership of $750.0 million aggregate principal amount of senior unsecured notes (see Note 7, Debt and Interest Expense).

On March 29, 2022, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors, subject to the secondary equity offering transaction described above, an aggregate number of Class B Units representing limited partner interests in the Partnership to be determined by dividing (a) $400.0 million by (b) the public offering price of the Class A Shares to be set in the secondary offering. On April 4, 2022, the repurchase transaction closed, and the Partnership purchased directly from the Sponsors 13,559,322 Class B Units at a purchase price per Class B Unit of $29.50, which is equal to the public offering price per Class A Share in the transaction described above. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a $400.0 million senior unsecured notes offering (see Note 7, Debt and Interest Expense).

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $1.5 million of costs directly attributable to the repurchase transaction (nine months ended September 30, 2021: $2.2 million) that were charged to equity.

As a result of the equity offering transactions and the repurchase transactions described above, we also recognized an additional deferred tax asset of $86.4 million (nine months ended September 30, 2021: $41.2 million) related to the change in the difference between the carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Related Party Transactions

In addition to the Class B unit repurchase transactions and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

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

For the three and nine months ended September 30, 2022 and 2021, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Oil and gas gathering services	$160.5	$135.3	$454.2	$397.4
Processing and storage services	121.7	111.1	352.0	319.9
Terminaling and export services	30.5	35.5	95.5	103.0
Water gathering and disposal services	21.5	22.0	57.6	67.2
Total revenues from contracts with customers	$334.2	$303.9	$959.3	$887.5
Other income	0.6	-	1.3	-
Total revenues	$334.8	$303.9	$960.6	$887.5

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Oil and gas gathering services	$20.1	$13.3	$71.9	$30.2
Processing and storage services	-	4.4	22.8	4.4
Terminaling and export services	6.9	11.9	23.5	24.6
Water gathering and disposal services	-	2.0	0.4	4.5
Total	$27.0	$31.6	$118.6	$63.7

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Electricity and other related fees	$12.7	$19.7	$35.2	$38.9
Produced water trucking and disposal costs	9.4	9.0	25.2	27.1
Rail transportation costs	-	-	4.3	0.1
Total	$22.1	$28.7	$64.7	$66.1

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2022 and 2021, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Operating and maintenance expenses	$17.8	$16.7	$51.4	$48.2
General and administrative expenses	4.0	3.7	11.5	11.5
Total	$21.8	$20.4	$62.9	$59.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2022 and 2021, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Processing fee incurred	$6.7	$8.0	$15.9	$22.0
Earnings from equity investments	2.8	3.0	4.2	8.6
Distributions received from equity investments	1.4	3.1	7.5	14.6

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2022	December 31, 2021
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,572.1	$1,489.7
Compressors, pumping stations and terminals	22 to 25 years	921.7	809.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.3
Processing and fractionation facilities	25 years	413.3	408.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	386.7	386.5
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	25.4	25.8
Construction-in-progress	N/A	101.7	131.6
Total property, plant and equipment, at cost		4,510.9	4,341.4
Accumulated depreciation		(1,351.3)	(1,216.4)
Property, plant and equipment, net		$3,159.6	$3,125.0

Note 6. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2022	December 31, 2021
(in millions)
Accrued interest	$29.1	$30.9
Accrued capital expenditures	25.6	26.5
Other accruals	29.1	18.8
Total	$83.8	$76.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Debt and Interest Expense

Fixed‑Rate Senior Notes

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the April 4, 2022, repurchase transaction (see Note 3, Equity Transactions).

As of September 30, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of September 30, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of September 30, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2022, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5‑year Term Loan A facility, resulting in an incremental $20.0 million outstanding on the term loan facility at September 30, 2022. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2022, borrowings of $43.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2022, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At September 30, 2022, our total debt had a carrying value of $2,909.0 million and had a fair value of approximately $2,641.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2022, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 8. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021	February 3, 2022	February 14, 2022	$0.5167
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022(1)	November 3, 2022	November 14, 2022	$0.5627

(1) For more information, see Note 14, Subsequent Events.

Note 9. Equity‑Based Compensation

Equity‑based award activity for the nine months ended September 30, 2022 is as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2021	187,931	$16.75
Granted	53,548	33.52
Vested	(95,778)	16.89
Outstanding and unvested shares at September 30, 2022	145,701	$22.82

As of September 30, 2022, $2.3 million of compensation cost related to unvested restricted shares awarded under our long-term incentive plan remains to be recognized over an expected weighted‑average period of 2.0 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income	$159.4	$131.1	$470.8	$452.7
Less: Net income attributable to noncontrolling interest	136.2	121.2	408.7	423.2
Net income attributable to Hess Midstream LP	23.2	9.9	62.1	29.5
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.53	$0.39	$1.54	$1.27
Diluted:	$0.53	$0.38	$1.52	$1.25
Weighted average Class A shares outstanding:
Basic:	44.0	25.0	40.5	23.1
Diluted:	44.1	25.1	40.5	23.2

For the three and nine months ended September 30, 2022 the weighted average number of Class A shares outstanding included 58,300 and 70,262 dilutive restricted shares, respectively, compared with 99,697 and 99,889 dilutive restricted shares for the three and nine months ended September 30, 2021, respectively.

Note 11. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2022 and 2021.

Note 12. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. At this time, it is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater.

While the Company is still in the initial phases of site investigation, the Company has recorded reserves for the estimated future costs to investigate and remediate any impacts of the release.

As of September 30, 2022 our total reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $1.9 million and $7.2 million, respectively, compared with $0.8 million and $3.1 million, respectively, as of December 31, 2021.

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

The Company has not received any notice of litigation or regulatory enforcement in connection with the produced water release described under Environmental Contingencies above. Unless and until an enforcement action is started, the Company cannot fully predict the potential cost of such fines or penalties and what rights, claims, and defenses it may have.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of September 30, 2022 and December 31, 2021, we did not have material accrued liabilities for legal contingencies.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2022
Revenues and other income	$182.0	$121.7	$31.1	$-	$334.8
Net income (loss)	103.4	83.9	21.2	(49.1)	159.4
Net income (loss) attributable to Hess Midstream LP	18.9	15.2	4.0	(14.9)	23.2
Depreciation expense	26.9	14.5	4.1	-	45.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.8	-	-	2.8
Interest expense, net	-	-	-	39.9	39.9
Income tax expense	-	-	-	7.5	7.5
Adjusted EBITDA	130.3	99.7	25.3	(1.7)	253.6
Capital expenditures*	55.8	2.6	2.2	-	60.6

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2021
Revenues and other income	$157.3	$111.1	$35.5	$-	$303.9
Net income (loss)	91.7	45.0	26.9	(32.5)	131.1
Net income (loss) attributable to Hess Midstream LP	8.7	4.5	2.5	(5.8)	9.9
Depreciation expense	25.4	12.0	4.1	-	41.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	3.0	-	-	3.0
Interest expense, net	-	-	-	28.0	28.0
Income tax expense	-	-	-	3.1	3.1
Adjusted EBITDA	117.1	58.3	31.0	(1.4)	205.0
Capital expenditures*	45.4	13.7	-	-	59.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2022
Revenues and other income	$511.8	$352.0	$96.8	$-	$960.6
Net income (loss)	296.8	243.3	64.4	(133.7)	470.8
Net income (loss) attributable to Hess Midstream LP	49.5	40.6	10.7	(38.7)	62.1
Depreciation expense	79.4	43.3	12.2	-	134.9
Proportional share of equity affiliates' depreciation	-	3.9	-	-	3.9
Income from equity investments	-	4.2	-	-	4.2
Interest expense, net	-	-	-	108.6	108.6
Income tax expense	-	-	-	19.6	19.6
Adjusted EBITDA	376.2	290.5	76.6	(5.5)	737.8
Capital expenditures*	159.2	4.8	5.4	-	169.4

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2021
Revenues and other income	$464.6	$319.9	$103.0	$-	$887.5
Net income (loss)	276.5	187.5	77.0	(88.3)	452.7
Net income (loss) attributable to Hess Midstream LP	23.2	15.6	6.5	(15.8)	29.5
Depreciation expense	75.5	34.4	12.2	-	122.1
Proportional share of equity affiliates' depreciation	-	3.9	-	-	3.9
Income from equity investments	-	8.6	-	-	8.6
Interest expense, net	-	-	-	74.0	74.0
Income tax expense (benefit)	-	-	-	9.2	9.2
Adjusted EBITDA	352.0	225.8	89.2	(5.1)	661.9
Capital expenditures*	103.0	25.5	0.1	-	128.6

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	September 30, 2022	December 31, 2021
(in millions)
Gathering	$2,016.1	$1,927.0
Processing and Storage(1)	1,112.5	1,149.5
Terminaling and Export	274.2	281.4
Interest and Other	198.7	127.7
Total assets	$3,601.5	$3,485.6

(1) Includes investment in equity investees of $98.3 million as of September 30, 2022 and $101.6 million as of December 31, 2021.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. Subsequent Events

On October 24, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.5627 per Class A share for the quarter ended September 30, 2022, an approximate 1.2% increase compared to the distribution on the Class A shares for the quarter ended June 30, 2022. The distribution will be payable on November 14, 2022, to shareholders of record as of the close of business on November 3, 2022. Simultaneously, the Partnership will make a distribution of $0.5627 per Class B unit of the Partnership to the Sponsors.

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

In March 2022, we brought online one of two new greenfield compressor stations and in September 2022 we brought online the second of the two new greenfield compressor stations planned for 2022. In aggregate, the new stations provide an additional 85 MMcf/d of installed capacity and can be expanded up to 130 MMcf/d in the future.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2022 included:

•
Consolidated net income of $159.4 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $23.2 million, or $0.53 basic earnings per Class A share;
•
Net cash provided by operating activities of $234.7 million;
•
Adjusted EBITDA of $253.6 million;
•
Distributable cash flow of $214.8 million;
•
Cash distribution of $0.5627 per Class A share declared on October 24, 2022, an approximate 1.2% increase compared with the second quarter of 2022, consistent with the Company’s targeted 5% growth in annual distributions per Class A share.

Revenues and other income in the third quarter of 2022 were $334.8 million compared with $303.9 million in the prior-year quarter. Third quarter 2022 revenues and other income were up $30.9 million compared to the prior-year quarter, of which $37.5 million is primarily due to higher volumes, slightly higher tariff rates and generally higher minimum volume commitment (”MVC”) levels in gas gathering offset by generally lower MVC levels in oil gathering and terminaling. This increase is partially offset by lower pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $6.6 million. In the third quarter of 2022, we earned $27.0 million of shortfall fee payments related to MVCs compared with $31.6 million in the prior-year quarter, which were lower primarily due to higher gas capture. Total costs and expenses in the third quarter of 2022 were $130.8 million, down from $144.7 million in the prior-year quarter. The decrease is primarily attributable to lower operating and other expenses of $11.9 million, driven by the Tioga Gas Plant maintenance turnaround expenses in the prior year quarter and lower pass-through expenses of $6.6 million, for which we recognize revenues in the same amount, as described above. This decrease is partially offset by $4.0 million higher depreciation expense for additional assets placed in service and $0.6 million higher general and administrative expenses. Interest expense increased $11.9 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August of 2021 and the $400.0 million 5.500% fixed-rate senior notes issued in April of 2022. Income tax expense increased $4.4 million driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2021 and 2022. Income from equity investments decreased $0.2 million. As a result, consolidated net income increased $28.3 million while Adjusted EBITDA increased $48.6 million for the third quarter of 2022 compared with the third quarter of 2021.

Throughput volumes increased 24% for gas processing and 20% for gas gathering in the third quarter of 2022 compared with the third quarter of 2021, primarily due to higher gas capture in the current year quarter and the Tioga Gas Plant turnaround in the prior year quarter. Water gathering volumes increased 12% reflecting continued steady organic growth of our water handling business. Throughput volumes in the third quarter of 2022 compared with the third quarter of 2021 decreased 4% for crude oil gathering and 1% for terminaling due to lower third party volumes.

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

Adjusted EBITDA and Distributable Cash Flow. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash and non‑recurring items, if applicable. We define distributable cash flow as Adjusted EBITDA less net interest, excluding amortization of deferred financing costs, cash paid for federal and state income taxes and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We use Adjusted EBITDA and distributable cash flow to analyze our liquidity and performance.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Results of operations for the three months ended September 30, 2022 and 2021 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$182.0	$121.7	$30.5	$-	$334.2
Other income	-	-	0.6	-	0.6
Total revenues	182.0	121.7	31.1	-	334.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	48.9	25.1	5.6	-	79.6
Depreciation expense	26.9	14.5	4.1	-	45.5
General and administrative expenses	2.8	1.0	0.2	1.7	5.7
Total costs and expenses	78.6	40.6	9.9	1.7	130.8
Income (loss) from operations	103.4	81.1	21.2	(1.7)	204.0
Income from equity investments	-	2.8	-	-	2.8
Interest expense, net	-	-	-	39.9	39.9
Income (loss) before income tax expense (benefit)	103.4	83.9	21.2	(41.6)	166.9
Income tax expense	-	-	-	7.5	7.5
Net income (loss)	103.4	83.9	21.2	(49.1)	159.4
Less: Net income (loss) attributable to noncontrolling interest	84.5	68.7	17.2	(34.2)	136.2
Net income (loss) attributable to Hess Midstream LP	$18.9	$15.2	$4.0	$(14.9)	$23.2

Throughput volumes
Gas gathering (MMcf/d)(1)	370				370
Crude oil gathering (MBbl/d)(2)	102				102
Gas processing (MMcf/d)(1)		354			354
Crude oil terminaling (MBbl/d)(2)			110		110
NGL loading (MBbl/d)(2)			11		11
Water gathering (MBbl/d)(2)	83				83

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$157.3	$111.1	$35.5	$-	$303.9
Total revenues	157.3	111.1	35.5	-	303.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.1	55.7	4.3	-	98.1
Depreciation expense	25.4	12.0	4.1	-	41.5
General and administrative expenses	2.1	1.4	0.2	1.4	5.1
Total costs and expenses	65.6	69.1	8.6	1.4	144.7
Income (loss) from operations	91.7	42.0	26.9	(1.4)	159.2
Income from equity investments	-	3.0	-	-	3.0
Interest expense, net	-	-	-	28.0	28.0
Income (loss) before income tax expense (benefit)	91.7	45.0	26.9	(29.4)	134.2
Income tax expense	-	-	-	3.1	3.1
Net Income (loss)	91.7	45.0	26.9	(32.5)	131.1
Less: Net income (loss) attributable to noncontrolling interest	83.0	40.5	24.4	(26.7)	121.2
Net income (loss) attributable to Hess Midstream Partners LP	$8.7	$4.5	$2.5	$(5.8)	$9.9

Throughput volumes
Gas gathering (MMcf/d)(1)	309				309
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		285			285
Crude oil terminaling (MBbl/d)(2)			111		111
NGL loading (MBbl/d)(2)			8		8
Water gathering (MBbl/d)(2)	75				75

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $24.7 million in the third quarter of 2022 compared to the third quarter of 2021, of which $26.2 million is attributable to higher gas gathering MVC levels and gas gathering volumes, driven by higher gas capture. In addition, $3.7 million of the increase is attributable to higher tariff rates. This increase is partially offset by $3.9 million attributable to lower crude oil gathering volumes, $0.9 million is attributable to lower water gathering and disposal revenue primarily due to lower MVC levels and $0.4 million is attributable to lower pass-through revenues.

Operating and maintenance expenses increased $10.8 million, of which $5.9 million is attributable to the produced water release in August 2022, $3.5 million is attributable to higher operating expenses on our expanding gathering infrastructure and $1.8 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. This increase is partially offset by $0.4 million attributable to lower pass-through costs, including electricity and other fees. Depreciation expense increased $1.5 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $10.6 million in the third quarter of 2022 compared to the third quarter of 2021, of which $18.2 million is attributable to higher physical volumes, as volumes moved above MVC levels in the third quarter of 2022. This increase is partially offset by $6.2 million attributable to lower pass-through revenue, including electricity and other fees related to temporary offloads during the TGP turnaround in 2021 and $1.4 million is attributable to lower tariff rates.

Operating and maintenance expenses decreased $30.6 million, of which $18.7 million is attributable to the TGP turnaround in 2021 and $6.2 million is attributable to lower pass-through costs including electricity and other fees related to temporary offloads during the TGP turnaround. In addition, $2.6 million is attributable to lower operating expenses, $1.8 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $1.3 million is attributable to lower third-party processing fees due to lower Hess volumes processed at the LM4 plant. Depreciation expense increased $2.5 million, primarily due to the TGP expansion and turnaround assets placed in service.

Terminaling and Export

Revenues and other income decreased $4.4 million in the third quarter of 2022 compared to the third quarter of 2021, of which $5.0 million is attributable to lower MVC shortfall fees, partially offset by $0.6 million higher volumes.

Operating and maintenance expenses increased $1.3 million, primarily due to higher employee costs allocated to us under our omnibus and employee secondment agreements.

Interest and Other

Interest expense, net of interest income, increased $11.9 million in the third quarter of 2022 compared to the third quarter of 2021, primarily attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and the $750.0 million 4.25% fixed-rate senior notes issued in August 2021. Income tax expense increased $4.4 million driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021 and 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Results of operations for the nine months ended September 30, 2022 and 2021 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$511.8	$352.0	$95.5	$-	$959.3
Other income	-	-	1.3	-	1.3
Total revenues	511.8	352.0	96.8	-	960.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	127.7	66.6	19.6	-	213.9
Depreciation expense	79.4	43.3	12.2	-	134.9
General and administrative expenses	7.9	3.0	0.6	5.5	17.0
Total costs and expenses	215.0	112.9	32.4	5.5	365.8
Income (loss) from operations	296.8	239.1	64.4	(5.5)	594.8
Income from equity investments	-	4.2	-	-	4.2
Interest expense, net	-	-	-	108.6	108.6
Income (loss) before income tax expense (benefit)	296.8	243.3	64.4	(114.1)	490.4
Income tax expense (benefit)	-	-	-	19.6	19.6
Net income (loss)	296.8	243.3	64.4	(133.7)	470.8
Less: Net income (loss) attributable to noncontrolling interest	247.3	202.7	53.7	(95.0)	408.7
Net income (loss) attributable to Hess Midstream LP	$49.5	$40.6	$10.7	$(38.7)	$62.1

Throughput volumes
Gas gathering (MMcf/d)(1)	335				335
Crude oil gathering (MBbl/d)(2)	96				96
Gas processing (MMcf/d)(1)		321			321
Crude oil terminaling (MBbl/d)(2)			104		104
NGL loading (MBbl/d)(2)			11		11
Water gathering (MBbl/d)(2)	73				73

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$464.6	$319.9	$103.0	$-	$887.5
Total revenues	464.6	319.9	103.0	-	887.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.9	102.4	13.2	-	221.5
Depreciation expense	75.5	34.4	12.2	-	122.1
General and administrative expenses	6.7	4.2	0.6	5.1	16.6
Total costs and expenses	188.1	141.0	26.0	5.1	360.2
Income (loss) from operations	276.5	178.9	77.0	(5.1)	527.3
Income from equity investments	-	8.6	-	-	8.6
Interest expense, net	-	-	-	74.0	74.0
Income (loss) before income tax expense (benefit)	276.5	187.5	77.0	(79.1)	461.9
Income tax expense (benefit)	-	-	-	9.2	9.2
Net Income (loss)	276.5	187.5	77.0	(88.3)	452.7
Less: Net income (loss) attributable to noncontrolling interest	253.3	171.9	70.5	(72.5)	423.2
Net income (loss) attributable to Hess Midstream LP	$23.2	$15.6	$6.5	$(15.8)	$29.5

Throughput volumes
Gas gathering (MMcf/d)(1)	316				316
Crude oil gathering (MBbl/d)(2)	111				111
Gas processing (MMcf/d)(1)		297			297
Crude oil terminaling (MBbl/d)(2)			118		118
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	73				73

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $47.2 million in the first nine months of 2022 compared to the first nine months of 2021, of which $54.7 million is attributable to higher gas gathering MVC levels and gas gathering volumes due to higher gas capture and $9.6 million is attributable to higher tariff rates. This increase is partially offset by $9.4 million attributable to lower crude oil gathering MVC levels and $7.5 million attributable to lower water gathering and disposal revenue due to lower MVC levels in 2022 when compared to the same period in 2021. The remaining decrease of $0.2 million is attributable to lower pass-through revenues.

Operating and maintenance expenses increased $21.8 million, of which $11.8 million is attributable to higher operating expenses on our expanding gathering infrastructure and $5.9 million is attributable to the produced water release in August 2022. There was also an increase of $4.3 million attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. This increase is partially offset by $0.2 million attributable to lower pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $3.9 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service. General and administrative expenses increased $1.2 million attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $32.1 million in the first nine months of 2022 compared to the first nine months of 2021, of which $41.6 million is attributable to higher physical volumes due to higher gas capture. This increase is partially offset by $5.7 million attributable to lower pass-through revenue, including electricity and other fees related to temporary offloads during the TGP turnaround in 2021. In addition, the remaining decrease of $3.4 million is attributable to lower tariff rates and $0.4 million is attributable to other income.

Operating and maintenance expenses decreased $35.8 million, of which $19.3 million is attributable to the TGP turnaround in 2021 and $6.1 million is attributable to lower third-party processing fees due to lower volumes processed at the LM4 plant. In addition, $5.7 million is attributable to lower pass-through costs, including electricity and other fees related to temporary offloads during the TGP turnaround in 2021, $3.8 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $0.9 million is attributable to lower operating costs. Depreciation expense increased $8.9 million due to the TGP expansion and turnaround assets placed in service in 2021. General and administrative expenses decreased $1.2 million attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements.

Income from equity investments decreased $4.4 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to lower volumes processed and higher maintenance expenses at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $6.2 million in the first nine months of 2022 compared to the first nine months of 2021, of which $10.0 million is attributable to lower MVC shortfall levels and $1.7 million attributable to lower tariff rates. This decrease was partially offset by $4.2 million attributable to higher rail transportation pass-through revenues and $1.3 million attributable to other income.

Operating and maintenance expenses increased $6.4 million, of which $4.2 million is attributable to higher rail transportation pass-through costs and $2.7 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, partially offset by $0.5 million attributable to other operating costs.

Interest and Other

Interest expense, net of interest income, increased $34.6 million in the first nine months of 2022 compared to the first nine months of 2021, primarily attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and the $750.0 million 4.25% fixed-rate senior notes issued in August 2021. Income tax expense increased $10.4 million in the same periods driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2021 and 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in September 2021 and to four operated rigs in July 2022. We expect to be above MVC levels in 2023 and 2024. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$159.4	$131.1	$470.8	$452.7
Plus:
Depreciation expense	45.5	41.5	134.9	122.1
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.9
Interest expense, net	39.9	28.0	108.6	74.0
Income tax expense (benefit)	7.5	3.1	19.6	9.2
Adjusted EBITDA	$253.6	$205.0	$737.8	$661.9
Less:
Interest, net(1)	37.4	26.1	101.9	$68.7
Maintenance capital expenditures	1.4	7.4	3.3	9.6
Distributable cash flow	$214.8	$171.5	$632.6	$583.6

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$234.7	$182.0	$638.5	$572.0
Changes in assets and liabilities	(20.9)	(3.9)	(2.0)	24.4
Amortization of deferred financing costs	(2.4)	(1.9)	(6.6)	(5.3)
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.9
Interest expense, net	39.9	28.0	108.6	74.0
Distribution from equity investments	(1.4)	(3.1)	(7.5)	(14.6)
Earnings from equity investments	2.8	3.0	4.2	8.6
Other	(0.4)	(0.4)	(1.3)	(1.1)
Adjusted EBITDA	$253.6	$205.0	$737.8	$661.9
Less:
Interest, net(1)	37.4	26.1	101.9	68.7
Maintenance capital expenditures	1.4	7.4	3.3	9.6
Distributable cash flow	$214.8	$171.5	$632.6	$583.6

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 24, 2022, we declared a quarterly cash distribution of $0.5627 per Class A share, to be paid on November 14, 2022 to shareholders of record on November 3, 2022. Simultaneously, the Partnership will make a distribution of $0.5627 per Class B unit of the Partnership to the Sponsors.

On August 16, 2022 the United States enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax is designed to be a temporary acceleration of cash tax as amounts paid under such regime are creditable against the regular U.S. corporate income tax liability in following tax years. The Department of the Treasury is expected to publish regulations relevant to many aspects of the minimum tax on corporations, including the calculation of adjusted financial statement income. We are currently awaiting such guidance and continue to evaluate the effect of the new law to our future cash flows and financial results.

Fixed‑Rate Senior Notes

On April 8, 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the April 4, 2022, repurchase transaction.

As of September 30, 2022, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of September 30, 2022, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of September 30, 2022, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2022, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Credit Facilities

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility, resulting in an incremental $20.0 million outstanding on the term loan facility at September 30, 2022. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At September 30, 2022, borrowings of $43.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2022, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $66.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. The change in operating cash flows resulted primarily from an increase in revenues and other income of $73.1 million, an increase in cash provided by changes in working capital of $26.4 million, partially offset by an increase in cash operating expenses of $25.9 million and a decrease in distributions received from equity investments of $7.1 million.

Investing Activities. Net cash used in investing activities increased $56.6 million for the nine months ended September 30, 2022 compared to the same period in 2021 driven by higher payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities increased $9.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. In the first nine months of 2022, we had higher repayments on our debt of $13.5 million, net of any changes in financing costs, partially offset by lower distributions to shareholders and noncontrolling interest of $3.5 million and $0.5 million lower transaction costs related to the $400.0 million Class B Unit Repurchase Transaction in 2022 compared to the $750.0 million Class B Unit Repurchase Transaction in 2021.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2022	2021
(in millions)
Expansion capital expenditures	$166.1	$119.0
Maintenance capital expenditures	3.3	9.6
Total capital expenditures	169.4	128.6
(Increase) decrease in accrued capital expenditures	6.3	(6.1)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	0.9	(2.5)
Additions to property, plant and equipment	$176.6	$120.0

Capital expenditures in 2022 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new greenfield compressor stations and associated pipeline infrastructure, which were placed in service in March and September 2022, respectively. In aggregate, the new stations provide an additional 85 MMcf/d of installed capacity and can be expanded up to 130 MMcf/d in the future. Capital expenditures in 2021 were also attributable to continued expansion of our compression capacity, as well as maintenance capital expenditures related to the Tioga Gas Plant turnaround.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2022, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2022, our total debt had a carrying value of $2,909.0 million and a fair value of approximately $2,641.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $114.5 million or $123.6 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2022, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2022.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Date: November 3, 2022