Form 10-K
period 2022-12-31
Hess Midstream LP
filed 2023-02-27
CIK 1789832

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39163

no

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A shares held by non‑affiliates of the registrant amount to $1.2 billion, computed using the outstanding Class A shares and closing market price on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

44,002,846 Class A shares representing limited partner interests in the registrant were outstanding as of February 10, 2023.

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

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•
the ability of Hess Corporation ("Hess") and other parties to satisfy their obligations to us, including Hess’ ability to meet its drilling and development plans on a timely basis or at all, its ability to deliver its nominated volumes to us, and the operation of joint ventures that we may not control;
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
•
changes in global economic conditions and the effects of a global economic downturn or inflation on our business and the business of our suppliers, customers, business partners and lenders;
•
the direct and indirect effects of an epidemic or outbreak of an infectious disease, such as COVID-19 and its variants, on our business and those of our business partners, suppliers and customers, including Hess;
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
•
costs or liabilities associated with federal, state and local laws, regulations and governmental actions applicable to our business, including legislation and regulatory initiatives relating to environmental protection and health and safety, such as spills, releases, pipeline integrity and measures to limit greenhouse gas emissions and climate change;
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

Prior to December 16, 2019, we were indirectly controlled by Hess Infrastructure Partners GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed in 2015 as a 50/50 joint venture between Hess and Global Infrastructure Partners (“GIP” and, together with Hess, the “Sponsors”). On April 10, 2017, we completed an initial public offering (“IPO”) as a master limited partnership, pursuant to which HIP contributed to the Partnership a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP; (ii) Hess TGP Operations LP; and (iii) Hess North Dakota Export Logistics Operations LP (collectively, the “Joint Interest Assets”) and a 100% interest in Hess Mentor Storage Holdings LLC. HIP owned the remaining 80% economic interest in the Joint Interest Assets, a 100% interest in certain other businesses, including Hess’ Bakken water services business (“Hess Water Services”), which it acquired from Hess on March 1, 2019, and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights and the general partner interest in the Partnership, and controlled the Partnership.

On December 16, 2019, the Company and the Partnership completed the transactions (the “Restructuring”) contemplated by the Partnership Restructuring Agreement, dated October 3, 2019, by and among the Company, the Partnership and the other parties thereto. Pursuant to the Restructuring, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in the Company in a one-for-one exchange. Class A Shares commenced trading on the New York Stock Exchange under the former symbol “HESM” on December 17, 2019. As a result of the Restructuring, the Company was delegated control of the Partnership and replaced the Partnership as its publicly traded successor. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. After consummation of the Restructuring, the Sponsors and their affiliates own an aggregate of 898,000 Class A shares in the Company, all of the Class B units representing noncontrolling limited partner interests in the Partnership, 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors. See Organizational Structure.

2021 - 2022 Equity Transactions

During 2021 and 2022, the Company, the Partnership and the Sponsors completed the following equity transactions:

•
On March 15, 2021, the Sponsors sold an aggregate of 6,900,000 of our Class A shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts.
•
On October 8, 2021, the Sponsors sold an aggregate of 8,625,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $26.00 per Class A share, less underwriting discounts.
•
On April 4, 2022, the Sponsors sold an aggregate of 10,235,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,335,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $29.50 per Class A Share, less underwriting discounts.

In 2022, the Sponsors received net proceeds from the offerings of approximately $291.7 million (2021: $356.5 million), after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

•
On August 10, 2021, the Partnership repurchased an aggregate of 31,250,000 Class B units representing limited partner interests in the Partnership (“Class B Units”) from the Sponsors at a purchase price of $24.00 per Class B unit, for total consideration of $750.0 million, which was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.25% senior unsecured notes due 2030.

•
On April 4, 2022, the Partnership repurchased an aggregate of 13,559,322 Class B Units from the Sponsors at a purchase price of $29.50 per Class B unit, for total consideration of $400.0 million, which was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from an issuance by the Partnership of $400.0 million aggregate principal amount of 5.50% senior unsecured notes due 2030.

See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 7, Debt and Interest Expense, and Note 8, Partners' Capital and Distributions for additional details.

As a result of the Restructuring and the equity transactions described above, at December 31, 2022:

•
the Company held an 18.3% controlling interest in the Partnership and the Sponsors held an 81.7% noncontrolling economic interest in the Partnership;
•
public limited partners held an 18.0% voting interest and a 98.0% economic interest in the Company, which represents an indirect 18.0% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held an 82.0% voting interest and a 2.0% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 82.0% economic interest in the Partnership. See Organizational Structure.

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

Market Conditions

In 2020, worldwide crude oil prices declined significantly due in part to reduced global demand stemming from the coronavirus (“COVID-19”) global pandemic. As a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken in 2020. Third parties in the Bakken also curtailed production and reduced their drilling activity. While economic conditions improved in subsequent years and Hess increased its rig count to three rigs during 2021 and to four rigs in July 2022, we continued to see lower oil throughput volumes in 2022 in our systems due to production declines from reduced drilling activity in prior years. Our contract structure largely offset the impact of the reduction in volumes on our revenues in 2020 through 2022. See Our Commercial Agreements with Hess and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Growth Drivers

We intend to expand our business and have multiple potential alternatives to pursue, including capitalizing on organic growth from Hess and third parties in the Bakken and utilizing our existing capacity, as well as pursuing opportunities to add additional Hess and third‑party throughput volumes in the future.

Organizational Structure

The following chart summarizes our corporate structure as of December 31, 2022.

Hess Corporation and Affiliates (NYSE: HES)
Global Infrastructure Partners and Affiliates
50% ownership interest
50% ownership interest
Hess Infrastructure Partners GP LLC
100% ownership interest
Hess Midstream GP LLC
0% general partner interest
Hess Midstream GP LP (our general partner)
Public
0% general partner interest
898,000 Class A Shares
195,847,606 Class B Shares
43,104,846 Class A Shares
Hess Midstream LP (NYSE: HESM) (the Company)
97,923,803 Class B Units
97,923,803 Class B Units
44,002,846 Class A Units
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

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, and third‑party pipeline facilities. This gathering system consists of approximately 1,380 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 590 MMcf/d. The system has an aggregate compression capacity of approximately 410 MMcf/d, including approximately 85 MMcf/d of compression capacity added in 2022 by constructing two new greenfield compressor stations. Our natural gas gathering system includes approximately 80 miles of gas gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

Crude Oil Gathering

A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The crude oil gathering system consists of approximately 560 miles of crude oil gathering pipelines with a current capacity of up to approximately 240 MBbl/d. Our crude oil gathering system includes approximately 75 miles of crude oil gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019.

Included within our crude oil gathering system is our Hawkeye Oil Facility, which is a crude oil pumping and truck unloading facility located in McKenzie County, North Dakota. The Hawkeye Oil Facility entered into service in 2017. The facility receives crude oil through pipeline and truck deliveries from Hess and third parties and transports it by pipeline to the Ramberg Terminal Facility. Total receipt capacity of the facility is approximately 75 MBbl/d which can be filled solely through our crude oil gathering system or through a combination of our crude oil gathering system and truck unloading bays. The facility has six truck unloading bays with an aggregate capacity of approximately 30 MBbl/d. The facility has a redelivery capability of approximately 75 MBbl/d through a pipeline system connected to Hess Midstream's crude oil export terminals. The facility also has two crude oil storage tanks with a combined working storage capacity of approximately 10 MBbls. Our gathering system capacity can be increased through the installation of additional pumping equipment.

Produced Water Gathering and Disposal

A produced water gathering system located primarily in Williams and Mountrail counties, North Dakota that transports produced water from wellsites by approximately 290 miles of pipelines in gathering systems or by third-party trucking to water handling facilities for disposal. Our produced water gathering system includes approximately 75 miles of water gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019. As of December 31, 2022, we had 8 water handling and disposal facilities in service, with a combined permitted disposal capacity of 110 MBbl/d. These water handling and disposal facilities are owned and operated by Hess Water Services and primarily service the water pipeline gathering systems. We also transport produced water to 14 water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of approximately 180 MBbl/d.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,380 miles	590 MMcf/d(1)	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	410 MMcf/d (1)
Crude oil gathering pipelines	Crude oil	Crude oil gathering	560 miles	240 MBbl/d (2)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d
Water gathering pipelines	Water	Produced water gathering	290 miles	210 MBbl/d	Upstream: Hess and third-party wells Downstream: Hess and third-party water disposal facilities
Water disposal facilities	Water	Produced water disposal	-	110 MBbl/d
(1)
The natural gas gathering system has a current capacity of up to approximately 590 MMcf/d, including an aggregate compression capacity of approximately 410 MMcf/d.
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

Tioga Gas Plant

The Tioga Gas Plant (“TGP”), which is located in Tioga, North Dakota, has a total processing capacity of 400 MMcf/d making it one of the largest natural gas processing and fractionation plants in North Dakota. The plant consists of (i) a state-of-the-art cryogenic processing facility with ethane extraction capabilities that produces low Btu, pipeline‑quality natural gas, (ii) a 60 MBbl/d fractionation facility with NGL fractionation capabilities for ethane, propane, butane and natural gasoline and (iii) 25 MBbl/d of stabilized y-grade liquid recovery capabilities. The plant receives natural gas produced from Hess‑operated and third‑party operated wells in the Bakken through our North Dakota gathering systems as well as third‑party gathering systems.

The TGP was initially constructed in 1954. It subsequently underwent a large‑scale expansion, refurbishment and optimization project that was completed in 2014, during which a new cryogenic processing train with a nameplate processing capacity of 250 MMcf/d was installed. In 2021, the TGP de-bottlenecking project was completed and commissioned, increasing total plant processing to 400 MMcf/d and adding y-grade liquids recovery of up to approximately 25 MBbl/d.

The TGP has a multitude of residue gas and natural gas liquid export options. For residue gas, the plant has total export capacity of more than 250 MMcf/d with access to the Chicago, IL market through the Alliance Pipeline from the Tioga lateral; it also has access to the Ventura, IA market through the Northern Border Pipeline from the WBI North Bakken Expansion Pipeline. TGP also provides residue gas for local and regional uses through the WBI system and for gas lift and fuel through the North Dakota Natural Gas Pipeline, which also interconnects with the Northern Border pipeline. For ethane, TGP can recover and ship up to 30 MBbl/d of ethane to Canada on the Vantage Pipeline. Other fractionated products such as propane, butane and natural gasoline can be shipped via truck or rail to local and regional markets. Y-grade liquids are shipped on the Elk Creek Pipeline from the ONEOK NGL lateral to Bushton, KS with access to Mont Belvieu, TX.

The plant also includes four NGL truck loading racks with an aggregate loading capacity of approximately 10 MBbl/d of propane to serve the local propane market, as well as 14 NGL bullet storage tanks and 5 NGL storage tanks with a combined shell capacity of approximately 35 MBbls of propane, 10 MBbls of butane and 35 MBbls of natural gasoline. The total NGL production capability of the plant is approximately 80 MBbl/d, with interconnections into the Vantage Pipeline, the Alliance Pipeline and interconnecting pipelines with our Tioga Rail Terminal. Additionally, the plant includes a CNG terminal that is capable of compressing approximately 5.6 MMcf/d of natural gas to 3,600 psig and loading in excess of 100 light duty CNG‑fueled vehicles and up to 32 CNG cylinder trailers per day for drilling and hydraulic fracturing operations, for a combined capacity of approximately 40 Mdge/d.

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

The following table sets forth certain information regarding our processing and storage assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Processing and Storage Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Tioga Gas Plant	Natural gas	Cryogenic	400 MMcf/d	-	Upstream: Natural gas gathering systems Downstream: Third-party long-haul pipelines
	NGLs	Cryogenic & Fractionation	60 MBbl/d	80 MBbls (1)	Downstream: Alliance Pipeline (propane); Vantage Pipeline (ethane); Tioga Rail Terminal; truck loading
	Y-Grade NGLs	Stabilization	25 MBbl/d	80 MBbls (1)	Downstream: ONEOK Elk Creek Pipeline
	CNG	Compression	40 Mdge/d	-	Upstream: Tioga Gas Plant Downstream: Truck loading; light duty vehicles
Little Missouri 4	Natural gas	Cryogenic	100 MMcf/d(2)	-	Upstream: Natural gas gathering systems Downstream: Northern Border Pipeline
	NGLs	Cryogenic	40 MBbl/d	-	Downstream: ONEOK Elk Creek Pipeline
Mentor Storage Terminal	Propane	Storage; rail and truck loading and unloading	6 MBbl/d	330 MBbls (3)	BNSF Railway; truck loading
(1)
Represents the total aggregate above-ground shell storage capacity of storage tanks at the Tioga Gas Plant.
(2)
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

The terminal is capable of receiving up to 30 MBbl/d of NGLs through three NGL pipelines connected to the Tioga Gas Plant, including: (i) an eight‑inch propane pipeline with a capacity of approximately 35 MBbl/d; (ii) a six‑inch butane pipeline with a capacity of approximately 15 MBbl/d; and (iii) a six‑inch mixed NGL pipeline with a capacity of approximately 10 MBbl/d. The terminal also includes separate ladder tracks with track space for over 385 NGL rail cars and 16 NGL loading arms. The NGL rail cars are leased by Hess and third parties.

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2022, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

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
(5)
For the year ended December 31, 2022, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.
(6)
Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in 2017.

Our Commercial Agreements with Hess

Effective January 1, 2014, we entered into fee-based commercial agreements with certain subsidiaries of Hess to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminal and export services. Effective January 1, 2019, in connection with the acquisition of Hess Water Services, we entered into long-term fee-based water services agreements with a subsidiary of Hess.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Hess’ nominations in each development plan and apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan.

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

We have the unilateral right, exercisable by the delivery of a written notice on or before the date that is three years prior to the expiration of the Initial Term, to extend each commercial agreement for one additional 10-year term (“Secondary Term”). For a certain gathering sub-system, the Secondary Term is 5 years and for the water services agreements the Secondary Term is 10 years. On December 30, 2020, we exercised our renewal options to extend the terms of certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess for the Secondary Term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining water gathering and disposal agreements as well as the remaining gas gathering agreement, we have the sole option to renew these agreements for an additional term that is exercisable at a later date.

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

Year 2023 is the final year of the annual rate redetermination process for the majority of our systems that represented approximately 85% of our 2022 revenues. At the end of 2023, the base rate for 2024 will be set based on the average of the tariff rates from the years 2021 through 2023, adjusted for inflation, as described above. Rates will then be increased each year based on an inflation escalator capped at 3%. For our terminaling and water gathering systems that represented approximately 15% of our 2022 revenues, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance, providing downside protection through 2033.

We believe these commercial agreements provide us with stable and predictable cash flows, an element of downside risk protection and minimal direct exposure to commodity price fluctuations.

The following table sets forth additional information regarding Hess’ MVCs:

	Hess Minimum Volume Commitment(1)
Agreement	2023	2024	2025
Gas Gathering Agreement - MMcf/d of gas	320	364	357
Crude Oil Gathering Agreement - MBbl/d of crude oil	100	101	94
Gas Processing and Fractionation Agreement - MMcf/d of gas	302	340	343
Terminaling and Export Services Agreement(2) - MBbl/d of crude oil	113	114	108
Water Services Agreement(3) - MBbl/d of water	75	89	99

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

For the year ended December 31, 2022, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Our gas gathering and gas processing revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues.

Regulation of Our Operations

Environmental Regulation

General

Our operations are subject to extensive and frequently‑changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not currently affect our competitive position. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, noncompliance with environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to clean-up and remediate the release, comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such potential future impacts.

Air Emissions and Climate Change

We are subject to the Clean Air Act and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

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

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation, and some regulatory bodies have recently proposed climate-related rules and regulations. These include requirements to report emissions of greenhouse gases (“GHG”) to the Environmental Protection Agency (the “EPA”), or potentially in future public disclosures to the SEC, and state actions to develop and implement statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess. The SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Hess’ Bakken operations and may have an indirect effect on our business, financial condition and results of operations. See “Risk Factors–Regulatory, Legal and Environmental Risks—Developments related to climate change including evolving laws and regulations could adversely affect us and our financial performance.”

Further, the EPA has proposed regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. Rules and regulations have been proposed, amended and challenged, including rules and regulations governing methane emissions from oil and natural gas production and natural gas processing and transmission facilities. In November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA issued a supplemental proposed rule on November 15, 2022, which provided additional information, including regulatory text, about the November 2021 proposed rule. The supplemental proposed rule would impose more stringent requirements than are currently applicable on the natural gas and oil industry. In addition, the Inflation Reduction Act of 2022 (“IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. The United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement reached in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets through the establishment of nationally-determined GHG emissions reduction goals. Since the United States’ re-entry into the Paris Agreement, President Biden has announced, in April 2021, a goal of reducing the United States’ emissions by at least 50% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, at COP26, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. While there were limited announcements at the 27th Conference of the Parties (“COP27”), which took place in November 2022 in Sharm-El Sheik, with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and it is likely that these topics will dominate next year’s conference, COP28, as well.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include former and present owners or operators of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Additionally, it is possible that emerging contaminants, like per- and polyfluoroalkyl substances such as PFAS and PFOA compounds, could become subject to CERCLA regulation. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

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

Hydrocarbon wastes. We currently own and lease, and Hess has in the past owned and leased, properties where hydrocarbons have been handled for many years. Although we have utilized operating and disposal practices that we believe were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Assuming liability is established under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform additional remedial activities to prevent further contamination.

Water

Our operations have the potential to result in the discharge of pollutants, including crude oil. Regulations under the Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA‑90”), and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of jurisdictional waters in the event of an oil overflow, rupture or leak. For example, the CWA requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”), plans at many of our facilities. We maintain discharge permits for facilities required under the National Pollutant Discharge Elimination System program of the CWA and have implemented processes to oversee our compliance efforts.

In addition, the transportation and storage of crude oil or other hazardous substances over and adjacent to water involves risk and subjects us to the provisions of OPA‑90 and related state requirements. Among other requirements, OPA‑90 and the National Contingency Plan requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or other hazardous substances. Also, in case of any such release, OPA‑90 requires the responsible company to pay resulting removal costs and damages. OPA‑90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil or other hazardous substances could occur. We have implemented emergency oil response plans for our components and facilities covered by OPA‑90, and we have established SPCC plans for facilities subject to CWA SPCC requirements.

Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the CWA by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the costs of new projects and maintenance activities. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. The definition of “waters of the United States” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades.

Employee and Community Safety

We are subject to the requirements of the Occupational Safety and Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers, as applied to seconded employees from Hess. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in operations and that this information be provided as applicable to employees, state and local government authorities and citizens.

Protected Species

The Endangered Species Act restricts and carries civil and criminal liability for activities that may affect threatened and endangered species or their habitats. At the federal level, the law is administered by the U.S. Fish and Wildlife Service and the Commerce Department's National Marine Fisheries Service. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, and to bald and golden eagles under the Bald and Golden Eagle Protection Act. While some of our facilities are in areas that may be designated as habitat for endangered species, we have not incurred any material costs to comply or restrictions on our operations. However, the discovery of previously unidentified endangered species or designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

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

Pipeline Regulation

Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”). Although FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is not subject to tariff requirements under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate Commerce Act (“ICA”), because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act (“NGPA”), FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,388,496 per violation per day and disgorgement of profits associated with any violation.

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

In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule represents the final part of the Mega Rule, and establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements as “Type R” onshore gas gathering lines; and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements as “Type C” onshore gas gathering lines. The final rule became effective on May 16, 2022. On April 1, 2022, PHMSA issued a response to a petition for reconsideration of the final rule with certain clarifications and technical corrections to the final rule, which also became effective on May 16, 2022, including (i) updating the safety-related condition report requirement to be consistent with the statements in the preamble to the final rule; (ii) clarifying that operators may, when identifying Type C gas gathering lines, use the default specified minimum yield strength when the yield strength is not known; and (iii) revising the regulatory text to facilitate operators’ consideration of maximum allowable operating pressure in threshold determinations that gas gathering facilities qualify as Type C lines. The extent and magnitude of costs to comply with this new rule cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

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

Human Capital Resources

We are managed by the board of directors and executive officers of Hess Midstream GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations and has entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. As a result, all of the employees that conduct our business are employed by affiliates of our general partner including Hess. Hess is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business. As of December 31, 2022, Hess Midstream GP LLC and its affiliates had approximately 199 full‑time equivalent employees supporting our operations, including employees in the field performing services and support staff from other offices.

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
•
Our business and operations were and could in the future be adversely affected by an epidemic or outbreak of an infectious disease, such as COVID-19.
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

Regulatory, Legal and Environmental Risks

•
Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and health and safety, including those relating to pipeline integrity, and may become subject to FERC regulation.
•
Evolving environmental laws and regulations, including on crude oil stabilization, transportation, hydraulic fracturing and climate change, could have an adverse effect on our business.
•
Climate change and sustainability initiatives may adversely affect our business, including significant operational changes and expenditures, reduce demand for our services and an increase our cost of capital.
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

For the year ended December 31, 2022, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues in the near term under multiple commercial agreements with Hess. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’ financial condition, results of operations or cash flows may adversely affect its ability to deliver its nominated volumes to us and our ability to sustain or increase cash distributions to our shareholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

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
•
climate change and sustainability initiatives and changes in laws and regulations may adversely affect Hess' business including significant operational changes and expenditures, reduce demand for Hess’ products or increase cost of capital for Hess;
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

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. For example, in the second quarter of 2020, as a result of COVID-19 and sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Hess increased its rig count in the Bakken to three rigs in 2021 and added a fourth operated rig in July 2022; however, total rig count in the Bakken may change in the future. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

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

We and Hess must devote a portion of our cash flows from operating activities to service our respective indebtedness, and therefore cash flows may not be available for use in pursuing our and Hess’ growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2022, Hess had total consolidated indebtedness of approximately $8.3 billion, including our indebtedness of $2.9 billion, which is non-recourse to Hess.

All three major credit rating agencies that rate Hess’ debt have assigned Hess an investment grade credit rating. If these credit ratings are lowered in the future, the interest rate and fees Hess pays on its credit facilities may increase. Credit rating agencies may consider Hess’ debt ratings when assigning ours because of its ownership interest in us, the significant commercial relationships between Hess and us, and our reliance on commercial agreements with Hess for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Hess, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our shareholders.

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

Crude oil and natural gas operations in North Dakota are adversely affected by seasonal weather conditions. In the Bakken, drilling and other crude oil and natural gas activities can be adversely affected during the winter months. Severe winter weather conditions limit and may reduce or temporarily halt our customers’ ability to operate during such conditions, leading to the decrease in drilling activity and the potential shut‑in of producing wells which the producers are unable to service. This could result in a decrease in the volumes of crude oil, natural gas and NGLs supplied to our assets. In addition, seasonal weather conditions during the winter months may adversely impact the operations of our assets and our ability to construct additional facilities, by causing temporary delays and shutdowns. The frequency and severity of severe winter weather conditions and other meteorological phenomena, including storms, droughts, extreme temperatures, and changes in temperature/precipitation patterns that impact our and our customers’ business activities may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in order to serve increased demand or create operational challenges. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could among other things, cause damage to our facilities, interrupt our services or supply chain, or increase our cost of providing service. If any of these results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them. To the extent any such effects were to occur, the resulting impacts could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our shareholders.

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

We generate substantially all of our revenues under fee‑based commercial agreements with Hess under which we are paid based on the volumes of crude oil, natural gas and NGLs that we handle and the ancillary services we provide, rather than the value of the commodities themselves. As a result, our operations and cash flows generally have minimal direct exposure to commodity price risk. While the initial term of our commercial agreements provides for an annual fee recalculation mechanism to target a return on capital deployed, the secondary term of our commercial agreements changes to an inflation-based fee structure, which may provide less downside risk protection. In addition, we may acquire or develop additional assets in the future or enter into transactions that have a greater exposure to fluctuations in commodity prices than our current operations. Our efforts to negotiate contractual arrangements to minimize our direct exposure to commodity price risk in the future may not be successful. Recent growing concerns about global economic growth and inflation could have a significant adverse impact on global financial markets and commodity prices, which could reduce demand for our midstream services and affect the ability of our business partners, suppliers and customers to conduct business. Increased exposure to the volatility of crude oil, natural gas and NGL prices in the future could have a material adverse effect on our revenues and cash flow and our ability to make distributions to our shareholders.

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

We utilize contract operator services at certain of our assets. For example, we utilize contract operator services at our Tioga Rail Terminal under a rail and transload services agreement with a third‑party operator that may be terminated by us with 90-day notice. Under the terms of the agreement, third‑party contract personnel supervised by Hess employees control, monitor, record and report on the operation of the Tioga Rail Terminal. Contract personnel also provide inspection, crude oil loading, railroad consulting, inventory management, repair, data reporting, general maintenance and technical support and safety compliance services. Under this agreement, we are liable for any losses resulting from actions of the third‑party operator unless such losses result from the negligence of the third‑party operator. If disputes arise over the operation of the terminal, or if the third‑party operator fails to provide the services contracted under contract operator services agreements, our business, results of operation, and financial condition could be adversely affected. We previously extended the term of this agreement and expanded services to include rail car qualification and maintenance management and we expect to renew the agreement before it expires. Costs of these services under a negotiated renewal of the existing agreement or a similar agreement may increase relative to historical costs. Concerns over global economic conditions, inflation, supply chain disruptions, labor shortages and other factors, each of which are beyond our control, contribute to increased economic uncertainty for us and our service providers. Any such increased costs associated with terminal operation services will decrease the amount of cash available for distribution to our shareholders.

Our business and operations were and could in the future be adversely affected by an epidemic or outbreak of an infectious disease, such as COVID-19 or other similar public health developments.

We face risks related to epidemics, outbreaks or other public health events, or the threat thereof, that are outside of our control, and could significantly disrupt our business and operational plans and adversely affect our business and operating results. For example, COVID-19 and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, significantly impacted economic activity. As a result of COVID-19, our operations, and those of our business partners, service companies and suppliers, have experienced disruptions, delays or temporary suspensions of operations, temporary inaccessibility or closures of facilities, supply chain issues and workforce impacts from illness, school closures and other community response measures. We also are subject to regulatory changes, litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. Furthermore, there is no certainty that the health and safety measures we implement will be sufficient to mitigate the risks, including infection of key employees and our ability to perform certain functions, posed by COVID-19, its variants or another epidemic or outbreak of an infectious disease.

In addition to the global health concerns, an epidemic or outbreak of an infectious disease could negatively affect the U.S. and global economy and the demand for oil and natural gas. For example, COVID-19 and concerns regarding the global spread of its variants negatively impacted the domestic and international demand for crude oil and natural gas and contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGL that we gather, process and terminal for Hess and other third-party producers. Containment measures implemented to mitigate the spread of COVID-19 and its variants lead to adoption of certain behavioral changes, such as reduced travel and enhanced work-from-home policies, which resulted in further reductions in demand for and consumption of energy commodities. In the event one or more of our business partners is adversely affected by a future or worsening outbreak of an infectious disease, such as COVID-19 and its variants, that may impact our costs and ability to conduct business with them. The extent to which such an occurrence may negatively affect our business and operating results is uncertain and depends on actions taken by authorities to contain it or treat its impact, all of which are beyond our control.

Restrictions in our credit facilities could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our shareholders and the value of our Class A Shares.

We are dependent upon the earnings and cash flow generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our shareholders. In July 2022, we amended and restated our existing credit agreement for our senior secured credit facilities consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility, which contain various operating and financial restrictions and covenants. The operating and financial restrictions and covenants in our credit facilities restrict, and any future financing agreements could similarly restrict, our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our shareholders.

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

We have a significant amount of consolidated indebtedness. As of December 31, 2022, we had $2,471.9 million carrying value of outstanding senior notes of the Partnership, $18.0 million carrying value of borrowings outstanding under the Partnership’s senior secured revolving credit facility and $395.7 million carrying value of borrowings outstanding under the Partnership’s senior secured term loan facility.

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

Regulatory, Legal and Environmental Risks

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and health and safety that could require us to make substantial expenditures.

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

DOT, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management systems. PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines, the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The final rule establishes two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements, and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements. The final rule became effective on May 16, 2022.

On April 1, 2022, PHMSA issued a response to a petition for reconsideration of the final rule with certain clarifications and technical corrections to the final rule, which also became effective on May 16, 2022, including (i) updating the safety-related condition report requirement to be consistent with the statements in the preamble to the final rule; (ii) clarifying that operators may, when identifying Type C gas gathering lines, use the default specified minimum yield strength when the yield strength is not known; and (iii) revising the regulatory text to facilitate operators’ consideration of maximum allowable operating pressure in threshold determinations that gas gathering facilities qualify as Type C lines. The extent and magnitude of costs to comply with this new rule cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

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

In addition, if we fail to comply with applicable PHMSA regulations, rules, or orders, this could result in the imposition of civil penalties. Pursuant to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective March 21, 2022, those maximum civil penalties were increased by PHMSA to $239,142 per violation per day, with a maximum of $2,391,412 for a series of violations, to account for inflation.

If our assets become subject to FERC regulation, or if federal, state or local regulations or policies change, or if we fail to comply with such regulations, our financial condition, results of operations and cash flows could be materially and adversely affected.

Although the FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant and LM4, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is not subject to tariff requirements under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the ICA, because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA or ICA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act, or the NGPA, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,388,496 per violation per day and disgorgement of profits associated with any violation. In addition, state regulation of gathering facilities and intrastate transportation pipelines generally include various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation.

Evolving laws and regulations on crude oil, including stabilization and transportation, could have an effect on our financial performance.

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

We do not conduct hydraulic fracturing operations, but Hess’ and our other customers’ crude oil and natural gas production operations often require hydraulic fracturing as part of the completion process. While hydraulic fracturing is typically regulated by state agencies, federal agencies have also asserted regulatory authority over the process. In addition, Congress may in the future further consider legislation giving the U.S. Environmental Protection Agency ("EPA"), direct authority to regulate and require federal permitting of hydraulic fracturing under the Safe Drinking Water Act.

Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities.

If new or more stringent federal, state or local legal and regulatory restrictions relating to the hydraulic fracturing process are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

Developments related to climate change including evolving laws and regulations could adversely affect us and our financial performance.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of crude oil, NGLs and natural gas and the use of products manufactured with, or powered by, crude oil, NGLs and natural gas, may in the long-term result in (i) the enactment of new or more stringent climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation measures and limits on energy development, (ii) technological changes with respect to the generation, transmission, storage and consumption of energy (e.g., advances in wind, solar and hydrogen power, smart grid technology and battery technology) and (iii) increased availability of, and increased consumer and industrial/commercial demand for, alternative energy sources and products manufactured with, or powered by, alternative energy sources (e.g., electric vehicles and renewable residential and commercial power supplies). These developments may in the future adversely affect the demand for, and in turn the prices of, crude oil and natural gas. Further, increased focus on climate change may result in negative perceptions of the oil and gas industry. Such negative perceptions and reputational risks may in the future adversely affect our ability to successfully carry out our business strategy, for example, by adversely affecting the availability of and cost to us of obtaining capital.

In addition, potential regulations regarding climate change could affect our operations. Currently, various federal and state legislative and regulatory bodies are considering measures to address greenhouse gas emissions, and some have recently proposed climate-related rules and regulations. These measures include programs that require the crude oil and natural gas industry to report and to control greenhouse gas emissions, and for states to develop statewide or regional programs to address greenhouse gas emissions. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. These developments also could have an indirect effect on our business if Hess’ Bakken operations are adversely affected due to increased regulation of Hess’ facilities or reduced demand for crude oil, natural gas and NGLs. For example, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA issued a supplemental proposed rule on November 15, 2022, which provided additional information, including regulatory text, about the proposed rule. The supplemental proposed rule would impose more stringent requirements on the natural gas and oil industry than are currently required. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

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

In May 2021, the Biden administration issued an executive order requiring federal agencies, including financial regulators, to develop steps towards the mitigation of climate-related financial risk and its drivers and on October 14, 2021, issued a roadmap which sets out a climate risk accountability framework. Such federal regulation, as well as uncertainty regarding the future course of federal regulation and associated litigation, could indirectly affect our business and our results of operations by reducing demand for our services.

At both the federal and state-level, there are also an increasing number of legislative initiatives and proposals that may lead to reduced demand for oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The IRA, signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. Such legislation, regulations and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. For example, the Paris Agreement seeks to combat climate change through the establishment of nationally-determined greenhouse gas emissions reduction goals. Since the United States' re-entry into the Paris Agreement, President Biden has announced, in April 2021, a goal of reducing the United States’ emissions by at least 50% below 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. In November 2021, the international community gathered again in Glasgow at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, at COP26, the United States and the European Union jointly announced the launch of the Global Methane Pledge, by which signatory countries commit to reducing global methane emissions by at least 30% from 2020 levels by 2030. Since its formal launch at COP26, over 150 countries have joined the pledge. While there were limited announcements at COP27, which took place in November 2022 in Sharm-El Sheik, with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and it is likely that these topics will dominate next year’s conference, COP28, as well. While significant uncertainty exists as to the specifics on any future regulation of methane or other greenhouse gas emissions under federal regulations such as the Clean Air Act or other local, regional, or international regulatory regimes, their impact, if enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. However, the extent and magnitude of that impact cannot currently be reliably or accurately estimated.

Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our services and adversely affect our business.

We recognize that climate change and sustainability are growing global environmental concerns. We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successfully operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change and sustainability initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our reputation and financial condition. As a result of heightened public awareness and attention to climate change and sustainability, as well as continued regulatory initiatives, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our customers and our business. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Shareholder activism in relation to environmental, social and governance ("ESG") matters, including climate change and sustainability issues, has been increasing in our industry in recent times, and shareholders may attempt to effect changes to our business or governance. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change or other ESG factors, which could make it more difficult to finance our business or diversify our shareholder base. Furthermore, increasing attention to climate change and other ESG risks has also resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including Hess, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm. Moreover, any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our services.

Furthermore, as we continue to focus on developing ESG practices, and as voluntary and regulatory ESG disclosure standards, requirements and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, cost estimates and other expectations and assumptions, including over long timelines, which aspirational goals, targets, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us.

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

In April 2020, a federal district court vacated Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers (“Corps”) for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. In July 2020, the U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the Corps released the final version of a rule renewing twelve of its NWPs, including NWP 12. The new rule splits NWP 12 into three parts; NWP 12 will continue to be available for oil and gas pipelines, while new NWP 57 will be available for electric utility line and telecommunications activities, and a new NWP 58 will be available for utility line activities for water and other substances. The new rule also eliminates preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also now requires new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. On March 28, 2022, the Corps published a notice announcing that it is undertaking formal review of NWP 12 and sought public comments through May 27, 2022. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.

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

On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. At this time, it is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. The Company has recorded reserves for the estimated future costs to investigate and remediate impacts of the release. See Item 8. Financial Statements and Supplementary Data. Note 12, Commitments and Contingencies.

Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand some of our existing operations or limit our customers’ ability to develop new crude oil and natural gas wells.

The federal Endangered Species Act, restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Many states have analogous laws designed to protect endangered or threatened species or their habitats. The designation of previously unidentified endangered or threatened species under such laws may affect our and our customers’ operations. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

Risks Inherent in an Investment in Us

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our shareholders.

In order to support the payment of the minimum quarterly distribution of $0.30 per Class A Share per quarter, or $1.20 per Class A Share on an annualized basis, we must generate distributable cash flow of approximately $72.0 million per quarter, or approximately $287.8 million per year, based on Hess’ and GIP’s noncontrolling interest in us and the number of Class A Shares outstanding as of December 31, 2022. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our Class A Shares principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our shareholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient shares to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all of our outstanding shares voting together as a single class is required to remove our general partner. As of December 31, 2022, our general partner and its affiliates collectively owned approximately 82% of the outstanding Class B Shares and the Class A Shares, considered as a single class.

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

If at any time our general partner and its affiliates own more than a designated percentage of the issued and outstanding limited partner interests of any class, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the limited partner interests of such class held by unaffiliated persons at a price not less than their then-current market price. This designated percentage is equal to (i) 80% with respect to all classes of limited partner interests other than Class A Shares and (ii) as of the consummation of the Restructuring, 97% of the Class A Shares and Class B Shares, taken together, which percentage is gradually adjusted downward in connection with decreases to the percentage of the limited partner interests held by our general partner and its affiliates. Generally, the designated percentage is three to five percent greater than the percentage of the limited partner interests owned by our general partner and its affiliates, until they own 75% of the limited partner interests, at which time the designated percentage will be fixed at 80%. As a result, our shareholders may be required to sell their Class A Shares at an undesirable time or price and may not receive any return on their investment. Our shareholders may also incur a tax liability upon a sale of their Class A Shares. For purposes of this calculation, the Class B Shares will be considered collectively with the Class A Shares as a single class. Our general partner and its affiliates currently own approximately 82% of the Class B Shares and the Class A Shares, considered as a single class.

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

As of December 31, 2022, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares, 195,847,606 Class B Shares, and 195,847,606 Class B Units in the Partnership. The Class B Units in the Partnership are exchangeable, together with an equal number of Class B Shares, into Class A Shares on a one-to-one basis. We have agreed to provide our Sponsors with certain registration rights under applicable securities laws with respect to resales of the Class A Shares. The sale of these Class A Shares in the public or private markets could have an adverse impact on the price of the Class A Shares or any trading market that may develop.

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

On August 16, 2022 the United States enacted the IRA, which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. On December 27, 2022 the Department of Treasury issued initial guidance related to the alternative minimum tax and the excise tax, requested comments, and committed further guidance on many topics. We continue to evaluate the effect of the new law and any additional guidance on our future cash flows and financial results, including if we become a taxpayer for the alternative minimum tax in the future.

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

Holders

As of December 31, 2022, there were 5 shareholders of record who owned a total of 44,002,846 of our Class A Shares, one of which is Hess Midstream GP LP. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name. In addition, as of December 31, 2022, Hess Midstream GP LP owned an aggregate of 195,847,606 Class B Shares. Hess and GIP indirectly own the Class A Shares and Class B Shares owned by Hess Midstream GP LP.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2022:

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options	future issuance under
Plan category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation plans not approved by security holders (1)	-	-	-
Hess Midstream LP 2017 Long Term Incentive Plan	145,701 (2)	$-	2,506,453
Total	145,701	$-	2,506,453
(1)
The general partner of our predecessor adopted the Long-Term Incentive Plan in connection with the IPO.
(2)
The amount includes 145,701 phantom unit awards that vest ratably over a three-year period for officers and employees, and vest after one year for directors following the date of grant. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings.

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

The following table sets forth the cash distributions per share declared on the Class A Shares, for the three most recent years through December 31, 2022:

Quarterly Cash
Three most recent years	Distribution per Share(1)
March 31, 2020	$0.4310
June 30, 2020	$0.4363
September 30, 2020	$0.4417
December 31, 2020	$0.4471
March 31, 2021	$0.4526
June 30, 2021(2)	$0.5042
September 30, 2021	$0.5104
December 31, 2021	$0.5167
March 31, 2022(3)	$0.5492
June 30, 2022	$0.5559
September 30, 2022	$0.5627
December 31, 2022	$0.5696

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
(3)
The distribution represents an approximate 6.3% increase compared to the distribution for the quarter ended December 31, 2021, consisting of a 5% announced increase in addition to a quarterly increase consistent with the Company's targeted 5% growth in annual distributions per Class A share.

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us and, as of December 31, 2022, 898,000 Class A Shares and 195,847,606 Class B Shares. Our general partner, in its capacity as a shareholder, is entitled to share in cash distributions on our Class A Shares, but is not otherwise entitled to receive cash distributions with respect to its general partner interest in us or its Class B Shares. However, our general partner may in the future own other equity interests in us and may be entitled to receive distributions on any such interests.

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

Significant Activities

In 2022, we brought online two new greenfield compressor stations that, in aggregate, provide an additional 85 MMcf/d of installed capacity and can be expanded up to 130 MMcf/d in the future. In 2023, we plan to complete two more greenfield compressor stations that are expected to provide, in aggregate, an additional 100 MMcf/d of gas compression capacity when brought online.

2021 - 2022 Equity Transactions

During 2021 and 2022, the Company, the Partnership and the Sponsors completed the following equity transactions:

•
On March 15, 2021, the Sponsors sold an aggregate of 6,900,000 of our Class A shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 900,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $21.00 per Class A share, less underwriting discounts.
•
On October 8, 2021, the Sponsors sold an aggregate of 8,625,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,125,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $26.00 per Class A share, less underwriting discounts.
•
On April 4, 2022, the Sponsors sold an aggregate of 10,235,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,335,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $29.50 per Class A Share, less underwriting discounts.

In 2022, the Sponsors received net proceeds from the offerings of approximately $291.7 million (2021: $356.5 million), after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

•
On August 10, 2021, the Partnership repurchased an aggregate of 31,250,000 Class B units representing limited partner interests in the Partnership (“Class B Units”) from the Sponsors at a purchase price of $24.00 per Class B unit, for total consideration of $750.0 million, which was funded through issuance by the Partnership of $750.0 million aggregate principal amount of 4.25% senior unsecured notes due 2030.
•
On April 4, 2022, the Partnership repurchased an aggregate of 13,559,322 Class B Units from the Sponsors at a purchase price of $29.50 per Class B unit, for total consideration of $400.0 million, which was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from an issuance by the Partnership of $400.0 million aggregate principal amount of 5.50% senior unsecured notes due 2030.

See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 7, Debt and Interest Expense, and Note 8, Partners' Capital and Distributions for additional details.

At December 31, 2022:

•
the Company held an 18.3% controlling interest in the Partnership and the Sponsors held an 81.7% noncontrolling economic interest in the Partnership;
•
public limited partners held an 18.0% voting interest and a 98.0% economic interest in the Company, which represents an indirect 18.0% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held an 82.0% voting interest and a 2.0% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 82.0% economic interest in the Partnership. See Organizational Structure.

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
•
Capitalize on Hess’ Bakken Production Growth. Our midstream infrastructure footprint services Hess’ leading acreage position in the Bakken. We believe our volumes and investment opportunities will continue to expand as Hess drills new wells in the Bakken. We intend to invest additional capital to continue extending and expanding our strategically positioned infrastructure, including additional gas capture capabilities, to meet Hess’ current and future production growth and to reduce flaring from upstream production operations.
•
Leverage Core Asset Base to Attract Additional Third‑Party Business. We currently handle volumes from third‑party producers and midstream companies under our commercial agreements with Hess, and we are pursuing both additional projects and strategic relationships with third‑party customers with operations in the Bakken in order to maximize our utilization rates.
•
Grow Through Accretive Acquisitions from Our Sponsors and Third Parties. We evaluate potential acquisitions of complementary midstream assets from our Sponsors as well as from third parties.

Climate Change and Energy Transition

We are aligned with Hess in its aim to help meet the world's growing energy needs while working towards reducing its greenhouse gas (“GHG”) emissions. We play an important part in Hess' emissions reduction efforts by providing the infrastructure to move oil, natural gas liquids and natural gas to market and reduce wellhead flaring as well as through efforts to reduce our own GHG emissions, which are included in Hess’ overall emissions footprint.

We are focused on identifying GHG reduction opportunities, evaluating and implementing technologies as appropriate and evaluating capital and infrastructure requirements. In collaboration with Hess, we have prioritized the following emissions reduction initiatives:

•

Continuing to optimize field development and infrastructure plans for our Bakken operations through installing additional compression capacity in 2023, with more planned for the future;
•

Examining and implementing alternatives to flaring, such as utilizing natural gas that would have been flared for onsite power generation or conversion to liquified natural gas;
•

Pursuing studies to improve energy efficiency and assess carbon capture;
•
Implementing operational improvements in our facilities to reduce energy consumption.

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

Significant 2022 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2022 include:

•
Completed the repurchase of an aggregate of 13,559,322 Class B Units of the Partnership from the Sponsors for $400 million.
•
Consolidated net income of $620.6 million.
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $83.9 million, or $2.03 basic earnings per Class A Share.
•
Net cash provided by operating activities of $861.1 million.
•
Adjusted EBITDA of $982.9 million.
•
Distributable cash flow of $835.2 million.
•
Paid cash distributions of $1.6678 per Class A share in total for the first three quarters of 2022 and declared a cash distribution of $0.5696 per Class A share for the fourth quarter of 2022, which was paid in February 2023.

Revenues and other income in 2022 were $1,275.2 million compared with $1,203.8 million in 2021. Current year revenues and other income were up $71.4 million compared with the prior year, of which $77.4 million is primarily due to slightly higher tariff rates and generally higher MVC levels in gas gathering and processing, partially offset by generally lower MVC levels in oil gathering and terminaling. This increase is partially offset by lower pass-through revenues, including electricity, produced water trucking and disposal costs, rail transportation and certain other fees of $6.0 million. Total operating costs and expenses in 2022 were $484.0 million, up from $476.6 million in the prior year. The increase was attributable to higher depreciation of $15.7 million and slightly higher general and administrative expenses of $0.4 million, partially offset by lower operating and maintenance expenses of $8.7 million primarily attributable to the TGP turnaround in 2021 and lower pass-through costs, for which we recognize revenues in the same amount, as described above. Interest expense, net of interest income, increased $43.9 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021, the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and higher interest rates on the Term Loan A credit facility. Income tax expense in 2022 was $26.6 million, up from $14.6 million in 2021, which was primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2021 and 2022. As a result, consolidated net income increased $2.8 million and Adjusted EBITDA increased $74.4 million during the year ended December 31, 2022 compared with the year ended December 31, 2021.

Throughput volumes increased 5% for gas processing and 3% for gas gathering in 2022 compared with 2021 primarily due to higher gas capture in the current year despite weather challenges and downtime due to the TGP turnaround in the prior year. Throughput volumes decreased 13% for crude oil gathering and 11% for crude oil terminaling in 2022 compared with 2021 primarily due to severe weather and lower gross production volumes from Hess and third parties. The impact of the reduction in crude oil physical volumes in 2022 compared with 2021 was partially offset by slightly higher tariff rates and MVC shortfall fee payments.

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

Our revenues also include revenues from third-party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. For the year ended December 31, 2022, our gas gathering and gas processing revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Year Ended December 31, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$677.9	$470.8	$124.5	$-	$1,273.2
Other income	-	-	2.0	-	2.0
Total revenues	677.9	470.8	126.5	-	1,275.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	170.2	85.0	24.4	-	279.6
Depreciation expense	107.4	57.7	16.2	-	181.3
General and administrative expenses	10.7	4.3	0.9	7.2	23.1
Total operating costs and expenses	288.3	147.0	41.5	7.2	484.0
Income (loss) from operations	389.6	323.8	85.0	(7.2)	791.2
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	149.3	149.3
Income (loss) before income tax expense (benefit)	389.6	329.1	85.0	(156.5)	647.2
Income tax expense (benefit)	-	-	-	26.6	26.6
Net income (loss)	389.6	329.1	85.0	(183.1)	620.6
Less: Net income (loss) attributable to noncontrolling interest	323.2	272.5	70.6	(129.6)	536.7
Net income (loss) attributable to Hess Midstream LP	$66.4	$56.6	$14.4	$(53.5)	$83.9

Throughput volumes
Gas gathering (MMcf/d)	333				333
Crude oil gathering (MBbl/d)	96				96
Gas processing (MMcf/d)		319			319
Crude oil terminaling (MBbl/d)			103		103
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	74				74

For the Year Ended December 31, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$630.6	$435.7	$137.5	$-	$1,203.8
Total revenues	630.6	435.7	137.5	-	1,203.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	143.1	128.4	16.8	-	288.3
Depreciation expense	101.0	48.4	16.2	-	165.6
General and administrative expenses	8.9	5.7	0.8	7.3	22.7
Total operating costs and expenses	253.0	182.5	33.8	7.3	476.6
Income (loss) from operations	377.6	253.2	103.7	(7.3)	727.2
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income (loss) before income tax expense (benefit)	377.6	263.8	103.7	(112.7)	632.4
Income tax expense (benefit)	-	-	-	14.6	14.6
Net Income (loss)	377.6	263.8	103.7	(127.3)	617.8
Less: Net income (loss) attributable to noncontrolling interest	341.3	238.3	93.6	(101.8)	571.4
Net income (loss) attributable to Hess Midstream LP	$36.3	$25.5	$10.1	$(25.5)	$46.4

Throughput volumes
Gas gathering (MMcf/d)	324				324
Crude oil gathering (MBbl/d)	110				110
Gas processing (MMcf/d)		305			305
Crude oil terminaling (MBbl/d)			116		116
NGL loading (MBbl/d)			13		13
Water gathering (MBbl/d)	73				73

For the Year Ended December 31, 2020	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$561.9	$370.3	$159.4	$-	$1,091.6
Other income	-	0.3	-	-	0.3
Total revenues	561.9	370.6	159.4	-	1,091.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	157.4	110.9	69.1	-	337.4
Depreciation expense	96.0	44.8	16.1	-	156.9
General and administrative expenses	7.9	6.5	0.7	6.0	21.1
Total operating costs and expenses	261.3	162.2	85.9	6.0	515.4
Income (loss) from operations	300.6	208.4	73.5	(6.0)	576.5
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Income (loss) before income tax expense (benefit)	300.7	218.7	73.5	(100.7)	492.2
Income tax expense (benefit)	-	-	-	7.3	7.3
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Less: Net income (loss) attributable to noncontrolling interest	281.5	205.0	68.8	(94.4)	460.9
Net income (loss) attributable to Hess Midstream LP	$19.2	$13.7	$4.7	$(13.6)	$24.0

Throughput volumes
Gas gathering (MMcf/d)	323				323
Crude oil gathering (MBbl/d)	140				140
Gas processing (MMcf/d)		306			306
Crude oil terminaling (MBbl/d)			145		145
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	70				70

Year ended December 31, 2022 Compared to Year Ended December 31, 2021

Gathering

Revenues increased $47.3 million in 2022 compared to 2021, of which $58.7 million is attributable to higher gas gathering MVC levels and physical gas gathering volumes due to higher gas capture and $13.4 million is attributable to higher tariff rates. This increase is partially offset by $13.6 million attributable to lower crude oil gathering MVC levels and $9.1 million attributable to lower water gathering and disposal MVC levels in 2022 when compared to 2021. The remaining decrease of $2.1 million is attributable to lower pass-through revenues.

Operating and maintenance expenses increased $27.1 million, of which $13.6 million is attributable to higher maintenance activity on our expanding gathering infrastructure, $8.0 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements and $7.6 million is attributable to higher remediation expenses, including the produced water release in August 2022. The Company is working with the North Dakota regulatory agencies and affected landowners to remediate impacts of the release. This increase is partially offset by $2.1 million lower pass-through costs. Depreciation expense increased $6.4 million due to new compressors and other new gathering assets being brought into service. General and administrative expenses increased $1.8 million primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

Processing and Storage

Revenues and other income increased $35.1 million in 2022 compared to 2021, of which $47.0 million is attributable to higher MVC levels and higher physical volumes due to higher gas capture. This increase was partially offset by $7.3 million attributable to lower pass-through revenue, including electricity and other fees related to temporary gas offloads during the TGP turnaround in 2021, and $4.6 million attributable to lower tariff rates.

Operating and maintenance expenses decreased $43.4 million, of which $21.0 million is attributable to the TGP turnaround in 2021 and $7.3 million is attributable to lower pass-through costs, including electricity and other fees related to temporary offloads during the TGP turnaround in 2021. In addition, $7.2 million is attributable to lower third-party processing fees due to lower volumes processed at the LM4 plant, $4.3 million is attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements and $3.6 million is attributable to lower other operating costs. Depreciation expense increased $9.3 million primarily due to the TGP expansion and turnaround assets placed in service in 2021. General and administrative expenses decreased $1.4 million attributable to lower employee costs allocated to us under our omnibus and employee secondment agreements.

Income from equity investments decreased $5.3 million in 2022 compared to 2021 primarily due to lower volumes processed and higher maintenance expenses at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $11.0 million in 2022 compared to 2021, of which $14.2 million is attributable to lower MVC levels and $2.2 million is attributable to lower tariff rates. This decrease was partially offset by $3.4 million attributable to higher rail transportation pass-through revenues and $2.0 million attributable to other income.

Operating and maintenance expenses increased $7.6 million, of which $4.0 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, $3.4 million is attributable to higher rail transportation pass-through costs and $0.2 million is attributable to other maintenance activity.

Interest and Other

Interest expense, net of interest income, increased $43.9 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021, the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and higher interest rates on the Term Loan A credit facility. Income tax expense increased $12.0 million primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2021 and 2022.

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

Interest and Other

General and administrative expenses increased $1.3 million in 2021 compared to 2020 primarily due to higher professional fees. Interest expense, net of interest income, increased $10.7 million primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in connection with the 2021 repurchase transaction. Income tax expense increased $7.3 million driven by higher income before income tax expense and increased ownership of the Partnership by the Company following the 2021 equity transactions.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the initial term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in September 2021, and to four operated rigs in July 2022. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility. For our oil gathering and terminaling revenues, we expect to be at or below MVC levels in 2023, and above currently established MVC levels in 2024 and 2025. For our gas gathering and processing revenues, we expect to be above currently established MVC levels in 2023-2025.

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

The Secondary Term of our commercial agreements includes continuing MVCs, while the fees change to a fixed fee structure based on the average fees paid by Hess during the last three years of the Initial Term of the commercial agreements adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
(in millions)	2022	2021	2020
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$620.6	$617.8	$484.9
Plus:
Depreciation expense	181.3	165.6	156.9
Proportional share of equity affiliates' depreciation	5.1	5.1	5.1
Interest expense, net	149.3	105.4	94.7
Income tax expense (benefit)	26.6	14.6	7.3
Loss (gain) on sale of property, plant and equipment	-	-	(0.1)
Adjusted EBITDA	$982.9	$908.5	$748.8
Less:
Interest, net(1)	140.5	98.1	$88.4
Maintenance capital expenditures	7.2	11.8	7.1
Distributable cash flow	$835.2	$798.6	$653.3

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$861.1	$795.5	$641.7
Changes in assets and liabilities	(14.5)	18.0	14.3
Amortization of deferred financing costs	(8.8)	(7.3)	(6.5)
Proportional share of equity affiliates' depreciation	5.1	5.1	5.1
Interest expense, net	149.3	105.4	94.7
Distribution from equity investments	(13.0)	(17.4)	(9.7)
Earnings from equity investments	5.3	10.6	10.3
Other	(1.6)	(1.4)	(1.1)
Adjusted EBITDA	$982.9	$908.5	$748.8
Less:
Interest, net(1)	140.5	98.1	88.4
Maintenance capital expenditures	7.2	11.8	7.1
Distributable cash flow	$835.2	$798.6	$653.3

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

Our partnership agreement requires that we distribute all of our available cash to shareholders. During the year ended December 31, 2022, we made distributions of $91.0 million, to the holders of our equity securities representing limited partner interests in us. In addition, the Partnership made distributions of $440.2 million to the Sponsors as holders of the Class B Units of the Partnership. On January 23, 2023, we declared a quarterly cash distribution of $0.5696 per Class A Share that was paid on February 13, 2023 to shareholders of record on February 2, 2023, and the Partnership made distributions of $0.5696 per Class B Unit of the Partnership to the Sponsors.

On August 16, 2022 the United States enacted the Inflation Reduction Act of 2022, which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. We continue to evaluate the effect of the new law and any additional guidance on our future cash flows and financial results, including if we become a taxpayer for the alternative minimum tax in the future.

Fixed‑Rate Senior Notes

In April 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi-annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the April 4, 2022, repurchase transaction.

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the August 10, 2021 repurchase transaction.

In December 2019, the Partnership issued $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15. The Partnership used the net proceeds to finance the acquisition of HIP, including to repay borrowings under HIP’s credit facilities, and pay related fees and expenses.

In December 2019, in connection with the Restructuring, the Partnership assumed $800.0 million aggregate principal amount of 5.625% outstanding fixed-rate senior unsecured notes of HIP in a par-for-par exchange for newly issued 5.625% senior notes due 2026 of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2022, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility, resulting in an incremental $20.0 million drawn on the term loan facility at closing. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2022, borrowings of $18.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2022, we were in compliance with these financial covenants.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities	$861.1	$795.5	$641.7
Cash flows from (used in) investing activities	(238.2)	(163.2)	(301.0)
Cash flows from (used in) financing activities	(622.0)	(632.7)	(341.4)
Net increase (decrease) in cash and cash equivalents	$0.9	$(0.4)	$(0.7)

Operating Activities. Cash flows provided by operating activities increased $65.6 million in 2022 compared to 2021. The change in operating cash flows resulted from an increase in revenues and other income of $71.4 million, an increase in cash provided by changes in working capital of $32.5 million, partially offset by an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $33.9 million and a decrease in distributions received from equity investments of $4.4 million.

Cash flows provided by operating activities increased $153.8 million in 2021 compared to 2020. The change in operating cash flows resulted from an increase in revenues and other income of $111.9 million, a decrease in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $37.9 million and an increase in distributions from equity investments of $7.7 million, partially offset by a decrease in cash provided by changes in working capital of $3.7 million.

Investing Activities. Cash flows used in investing activities increased $75.0 million in 2022 compared to 2021 driven by higher payments for additions to property, plant, and equipment primarily related to our compression capacity expansion capital program.

Cash flows used in investing activities decreased $137.8 million in 2021 compared to 2020. The decrease in investing cash outflows resulted from lower payments for capital expenditures of $137.9 million primarily due to completion of the TGP expansion, partially offset by lower proceeds from the sale of property, plant and equipment of $0.1 million.

Financing Activities. Cash flows used in financing activities decreased $10.7 million in 2022 compared to 2021. In 2022, we issued $400.0 million aggregate principal amount of unsecured senior notes that we used to repay the borrowings under our revolving credit facility used to finance the 2022 repurchase transaction. In 2022, we also had lower net repayments on our debt of $12.3 million, net of any changes in financing costs, and $0.6 million lower transaction costs related to unit repurchase transactions, partially offset by higher distributions to shareholders and noncontrolling interest of $2.2 million.

Cash flows used in financing activities increased $291.3 million in 2021 compared to 2020. In 2021, we issued $750.0 million aggregate principal amount of unsecured senior notes that we used to fund the $750 million Class B unit repurchase transaction. In 2021, we also had lower borrowings under our credit facilities of $252.3 million, net of any changes in financing costs, higher distributions to shareholders and noncontrolling interest of $35.3 million, and $2.1 million of transaction costs related to the 2021 repurchase transaction compared to the same period last year. The remaining change of $1.6 million represents a final settlement received from Hess in 2020 related to our previous acquisition of Hess Water Services.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Expansion capital expenditures	$224.6	$171.2	$245.9
Maintenance capital expenditures	7.2	11.8	7.1
Total capital expenditures	231.8	183.0	253.0
(Increase) decrease in accrued capital expenditures	2.4	(12.9)	21.1
(Increase) decrease in capital expenditures included in accounts payable - affiliate	4.0	(6.9)	27.0
Additions to property, plant and equipment	$238.2	$163.2	$301.1

Capital expenditures in 2022 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess' and third parties' current and future production growth and gas capture targets. The activities focused on the construction of two new greenfield compressor stations and associated pipeline infrastructure, which were placed in service in March and September 2022, respectively. In aggregate, the new stations provide an additional 85 MMcf/d of installed capacity and can be expanded up to 130 MMcf/d in the future.

Expansion capital expenditures in 2021 are also attributable to continued expansion of our compression capacity and gas capture capabilities. Maintenance capital expenditures in 2021 are primarily related to the TGP turnaround.

In 2020, we completed construction and preservation activities for the 150 MMcf/d TGP expansion, which was brought in service in the fourth quarter of 2021. Capital expenditures in 2020 also relate to continued expansion of our compression capacity and gas capture capabilities.

Cash Requirements

Our cash requirements within the next twelve months include accounts payables, accrued liabilities, the current portion of long-term debt, interest, purchase obligations, which include a portion of our planned capital expenditure program in 2023, and other liabilities.

Our long-term contractual obligations and commitments include:

•
Debt and interest: See Item 8. Financial Statements and Supplementary Data. Note 7, Debt and Interest Expense.
•
Purchase obligations: See Item 8. Financial Statements and Supplementary Data. Note 12, Commitments and Contingencies.

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

Impairment of Long‑Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Assumptions and estimates about future cash flows and fair values are complex and subject to significant uncertainty. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends that are outside of our control and internal factors such as changes in our business strategy and our internal forecasts. No impairments of long-lived assets were recorded during the periods included in the accompanying consolidated financial statements. The determination of impairments could be a significant element in arriving at the results of operations. Impairment charges would impact total operating costs and expenses and net Property, Plant & Equipment in our accompanying consolidated statements of operations and balance sheets.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, the outcomes of which are inherently uncertain. Damages or penalties may be sought from us in some matters for which the likelihood of loss may be probable or possible but the amount of loss is not currently estimable. Costs that relate to an existing condition caused by past operations are expensed. Contingent liabilities are recorded when probable and reasonably estimable, the determination of which requires significant judgement and is subject to inherent uncertainty. On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. At this time, it is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. The Company has recorded reserves for the estimated future costs to investigate and remediate impacts of the release. See Item 8. Financial Statements and Supplementary Data. Note 12, Commitments and Contingencies. Estimates related to contingencies affect operating expenses in our accompanying consolidated statements of operations and liabilities in our balance sheets.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At December 31, 2022, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At December 31, 2022, our total debt had a carrying value of $2,885.6 million and a fair value of approximately $2,720.7 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $103.6 million or $110.4 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact annual interest expense by $4.2 million based on our December 31, 2022, debt balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on Internal Control over Financial Reporting

We have audited Hess Midstream LP’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Midstream LP (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream LP (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Presentation and Disclosure of Related Party Transactions with Hess Corporation
Description of the Matter

As described in Note 4 to the consolidated financial statements, the Company is part of the consolidated operations of Hess Corporation and its affiliates (“Hess”) and engages, in the normal course of business, in related party transactions with Hess.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of identifying and disclosing related party transactions with Hess.

To test the completeness of these related party transactions, we obtained a listing of the Company’s related party relationships and compared the listing to the Company’s legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts, and testing of revenue and expense transactions. In addition, we tested transactions for appropriate classification as related-party or third-party transactions in revenue, expense and balance sheet accounts, and their compliance with the related terms of the agreements, by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Houston, Texas

February 27, 2023

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.1	$2.2
Accounts receivable—affiliate:
From contracts with customers	123.0	120.3
Other current assets	6.2	10.6
Total current assets	132.3	133.1
Equity investments	93.9	101.6
Property, plant and equipment, net	3,172.8	3,125.0
Long-term receivable—affiliate	0.7	0.8
Deferred tax asset	177.2	117.3
Other noncurrent assets	11.3	7.8
Total assets	$3,588.2	$3,485.6
Liabilities
Accounts payable—trade	$35.0	$26.9
Accounts payable—affiliate	27.7	37.6
Accrued liabilities	82.9	76.2
Current maturities of long-term debt	2.5	20.0
Other current liabilities	11.4	10.2
Total current liabilities	159.5	170.9
Long-term debt	2,883.1	2,543.5
Deferred tax liability	0.5	0.4
Other noncurrent liabilities	16.1	17.7
Total liabilities	3,059.2	2,732.5
Partners' capital
Class A shares (44,002,846 shares issued and outstanding as of December 31, 2022; 33,672,068 shares issued and outstanding as of December 31, 2021)	245.1	204.1
Class B shares (195,847,606 shares issued and outstanding as of December 31, 2022; 219,641,928 shares issued and outstanding as of December 31, 2021)	-	-
Total Class A and Class B partners' capital	245.1	204.1
Noncontrolling interest	283.9	549.0
Total partners' capital	529.0	753.1
Total liabilities and partners' capital	$3,588.2	$3,485.6

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
(in millions, except per share data)
Revenues
Affiliate services	$1,273.2	$1,203.8	$1,091.6
Other income	2.0	-	0.3
Total revenues	1,275.2	1,203.8	1,091.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	279.6	288.3	337.4
Depreciation expense	181.3	165.6	156.9
General and administrative expenses	23.1	22.7	21.1
Total operating costs and expenses	484.0	476.6	515.4
Income from operations	791.2	727.2	576.5
Income from equity investments	5.3	10.6	10.3
Interest expense, net	149.3	105.4	94.7
Gain on sale of property, plant and equipment	-	-	0.1
Income before income tax expense	647.2	632.4	492.2
Income tax expense	26.6	14.6	7.3
Net income	620.6	617.8	484.9
Less: Net income attributable to noncontrolling interest	536.7	571.4	460.9
Net income attributable to Hess Midstream LP	$83.9	$46.4	$24.0

Net income attributable to Hess Midstream LP per Class A share:
Basic	$2.03	$1.81	$1.33
Diluted	$2.01	$1.76	$1.31
Weighted average Class A shares outstanding
Basic	41.3	25.6	18.0
Diluted	41.4	25.7	18.1

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
(in millions)
Net income	$620.6	$617.8	$484.9
Other comprehensive income
Effect of hedge (gains) losses reclassified to income	-	-	(0.4)
Total other comprehensive income	-	-	(0.4)
Comprehensive income	620.6	617.8	484.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	536.7	571.4	460.5
Comprehensive income attributable to Hess Midstream LP	$83.9	$46.4	$24.0

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
(in millions)
Balance at December 31, 2019	$131.1	$-	$1,200.6	$0.4	$1,332.1
Net income	24.0	-	460.9	-	484.9
Equity-based compensation	1.5	-	-	-	1.5
Distributions - $1.7348 per share	(31.6)	-	(462.1)	-	(493.7)
Other comprehensive income (loss)	-	-	-	(0.4)	(0.4)
Hess Water Services acquisition final settlement	-	-	1.6	-	1.6
Balance at December 31, 2020	$125.0	$-	$1,201.0	$-	$1,326.0
Net income	46.4	-	571.4	-	617.8
Equity-based compensation	1.4	-	-	-	1.4
Distributions - $1.9143 per share	(49.4)	-	(479.6)	-	(529.0)
Recognition of deferred tax asset	89.0	-	-	-	89.0
Sale of shares held by Sponsors	52.4	-	(52.4)	-	-
Class B unit repurchase	(60.4)	-	(689.6)	-	(750.0)
Transaction costs	(0.3)	-	(1.8)	-	(2.1)
Balance at December 31, 2021	$204.1	$-	$549.0	$-	$753.1
Net income	83.9	-	536.7	-	620.6
Equity-based compensation	1.6	-	-	-	1.6
Distributions - $2.1845 per share	(91.0)	-	(440.2)	-	(531.2)
Recognition of deferred tax asset	86.4	-	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-	-
Class B unit repurchase	(66.6)	-	(333.4)	-	(400.0)
Transaction costs	(0.3)		(1.2)		(1.5)
Balance at December 31, 2022	$245.1	$-	$283.9	$-	$529.0

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
(in millions)
Cash flows from operating activities
Net income	$620.6	$617.8	$484.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	181.3	165.6	156.9
(Gain) loss on sale of property, plant and equipment	-	-	(0.1)
(Gain) loss on interest rate swaps	-	-	(0.4)
(Income) loss from equity investments	(5.3)	(10.6)	(10.3)
Distributions from equity investments	13.0	17.4	9.7
Amortization of deferred financing costs	8.8	7.3	6.5
Equity-based compensation expense	1.6	1.4	1.5
Deferred income tax expense (benefit)	26.6	14.6	7.3
Changes in assets and liabilities:
Accounts receivable – affiliate	(2.6)	(27.0)	(5.0)
Other current and noncurrent assets	3.5	(5.1)	(0.7)
Accounts payable – trade	8.1	(3.1)	(0.6)
Accounts payable – affiliate	(5.8)	9.7	0.1
Accrued liabilities	9.1	9.2	(11.4)
Other current and noncurrent liabilities	2.2	(1.7)	3.3
Net cash provided by (used in) operating activities	861.1	795.5	641.7
Cash flows from investing activities
Additions to property, plant and equipment	(238.2)	(163.2)	(301.1)
Proceeds from sale of property, plant and equipment	-	-	0.1
Net cash provided by (used in) investing activities	(238.2)	(163.2)	(301.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(86.0)	(80.0)	152.0
Bank borrowings with maturities of greater than 90 days
Borrowings	20.0	-	-
Repayments	(10.0)	(10.0)	-
Proceeds from issuance of senior notes	400.0	750.0	-
Financing costs	(13.3)	(11.6)	(1.3)
Transaction costs	(1.5)	(2.1)	-
Class B unit repurchase	(400.0)	(750.0)	-
Distributions to shareholders	(91.0)	(49.4)	(31.6)
Distributions to noncontrolling interest	(440.2)	(479.6)	(462.1)
Capital contributions (distributions) to Hess associated with acquisitions	-	-	1.6
Net cash provided by (used in) financing activities	(622.0)	(632.7)	(341.4)
Increase (decrease) in cash and cash equivalents	0.9	(0.4)	(0.7)
Cash and cash equivalents, beginning of period	2.2	2.6	3.3
Cash and cash equivalents, end of period	$3.1	$2.2	$2.6
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$6.5	$(19.8)	$48.1
Recognition of deferred tax asset	$86.4	$89.0	$-
Tioga System Acquisition contingent liability adjustment	$(2.9)	$(4.1)	$(3.0)

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

Note 1. Description of Business

Description of Business. We are a fee-based, growth-oriented, Delaware limited partnership formed by Hess Infrastructure Partners GP LLC, the general partner of Hess Infrastructure Partners LP ("HIP"), and our general partner to own, operate, develop and acquire a diverse set of midstream assets and provide fee-based services to Hess and third-party customers. HIP was originally formed in 2015 as a 50/50 joint venture between Hess and Global Infrastructure Partners ("GIP" and, together with Hess, the "Sponsors"). We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner.

On April 10, 2017, we completed an initial public offering (“IPO”) as a master limited partnership, pursuant to which HIP contributed to the Partnership a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP; (ii) Hess TGP Operations LP; and (iii) Hess North Dakota Export Logistics Operations LP (collectively, the “Joint Interest Assets”) and a 100% interest in Hess Mentor Storage Holdings LLC. HIP owned the remaining 80% economic interest in the Joint Interest Assets, a 100% interest in certain other businesses, including Hess’ Bakken water services business (“Hess Water Services”), which it acquired from Hess on March 1, 2019, and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights and the general partner interest in the Partnership, and controlled the Partnership.

On December 16, 2019, the Company and the Partnership completed the transactions (the “Restructuring”) contemplated by the Partnership Restructuring Agreement, dated October 3, 2019, by and among the Company, the Partnership and the other parties thereto. Pursuant to the Restructuring, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in the Company in a one-for-one exchange. Class A Shares commenced trading on the New York Stock Exchange under the former symbol “HESM” on December 17, 2019. As a result of the Restructuring, the Company was delegated control of the Partnership and replaced the Partnership as its publicly traded successor. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. After consummation of the Restructuring, the Sponsors and their affiliates own an aggregate of 898,000 Class A shares in the Company, all of the Class B units representing noncontrolling limited partner interests in the Partnership, 100% interest in the general partner of the Company and, through their ownership of the general partner, continue to have the right to elect the entire board of directors.

Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export (see Note 13, Segments).

Significant Activities. In 2022, we brought online two new greenfield compressor stations. In aggregate, the new stations provide an additional 85 MMcf/d of installed capacity and can be expanded up to 130 MMcf/d in the future.

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

Note 2. Summary of Significant Accounting Policies and Basis of Presentation

Consolidation. The consolidated financial statements include our accounts and the accounts of entities over which we have a controlling financial interest through our ownership or the majority voting interests of the entity. We consolidate the activities of the Partnership as a variable interest entity (“VIE”) under U.S. Generally Accepted Accounting Principles (“GAAP”). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). At December 31, 2022, our noncontrolling interest represents the 81.7% interest in the Partnership retained by Hess and GIP (2021: 86.7%). All intercompany transactions and balances have been eliminated.

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

Accounts Receivable. We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2022 and 2021.

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

Impairment of Long‑Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. No impairments of long‑lived assets were recorded during the years ended December 31, 2022, 2021 and 2020.

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

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our credit facilities. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2022: $9.5 million, 2021: $6.9 million) and unamortized deferred financing costs and discounts related to our fixed-rate senior notes and our term loan are presented as a direct reduction to the Long-term debt (2022: $32.4 million, 2021: $30.5 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations. We record legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statement of operations. At December 31, 2022, the asset retirement obligation balance included in Other noncurrent liabilities was $10.8 million and the current portion included in Accrued liabilities was $3.0 million (2021: $11.0 million and $3.0 million, respectively).

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

There were no nonrecurring fair value measurements during the years ended December 31, 2022 and 2021. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2022 and 2021.

Derivatives. We may utilize derivative instruments for financial risk management activities. In these activities, we may use futures, forwards, options and swaps, individually or in combination, to mitigate our exposure to fluctuations in interest rates. There were no derivatives outstanding at December 31, 2022 and 2021 and the impact of derivative hedging was immaterial to our 2020 consolidated financial statements.

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

The Sponsors received net proceeds from the 2022 offering of approximately $291.7 million, after deducting underwriting discounts (2021: $356.5 million in total, after deducting underwriting discounts). The Company did not receive any proceeds in the offerings. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the amount of the Class A shareholders’ capital balance by $27.0 million (2021: $52.4 million) and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

Class B Unit Repurchases

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

On March 29, 2022, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors, subject to the secondary equity offering transaction described above, an aggregate number of Class B Units representing limited partner interests in the Partnership to be determined by dividing (a) $400.0 million by (b) the public offering price of the Class A Shares to be set in the secondary offering. On April 4, 2022, the repurchase transaction closed, and the Partnership purchased directly from the Sponsors 13,559,322 Class B Units at a purchase price per Class B Unit of $29.50, which is equal to the public offering price per Class A Share in the transaction described above. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from an issuance by the Partnership of $400.0 million senior unsecured notes (see Note 7, Debt and Interest Expense).

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $1.5 million of costs directly attributable to the repurchase transaction (2021: $2.1 million) that were charged to equity.

As a result of the equity offering transactions and the repurchase transactions described above, we also recognized an additional deferred tax asset of $86.4 million (2021: $89.0 million) related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

Note 4. Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations. In addition, we had Class B unit repurchase transactions and distributions to the Sponsors, which are disclosed elsewhere in the Notes to consolidated financial statements.

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

For the years ended December 31, 2022, 2021 and 2020, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers on a disaggregated basis were as follows:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Oil and gas gathering services	$600.8	$540.4	$469.3
Processing and storage services	470.8	435.7	370.3
Terminaling and export services	124.5	137.5	159.4
Water gathering and disposal services	77.1	90.2	92.6
Total revenues from contracts with customers	$1,273.2	$1,203.8	$1,091.6
Other income	2.0	-	0.3
Total revenues	$1,275.2	$1,203.8	$1,091.9

The following table presents MVC shortfall fees earned during each period:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Oil and gas gathering services	$93.0	$43.0	$12.5
Processing and storage services	34.9	4.4	-
Terminaling and export services	32.0	32.8	4.8
Water gathering and disposal services	0.4	6.8	1.4
Total	$160.3	$87.0	$18.7

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020
(in millions)
Electricity and other related fees	$44.8	$50.3	$40.0
Produced water trucking and disposal costs	33.1	37.0	55.9
Rail transportation costs	3.5	0.1	50.7
Total	$81.4	$87.4	$146.6

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

For the years ended December 31, 2022, 2021 and 2020, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2022	2021	2020
(in millions)
Operating and maintenance expenses	$71.2	$63.6	$62.8
General and administrative expenses	15.9	15.4	15.1
Total	$87.1	$79.0	$77.9

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

For the years ended December 31, 2022, 2021 and 2020, we had the following activity related to our agreements with LM4:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Processing fee incurred	$20.5	$27.7	$25.6
Earnings from equity investments	$5.3	$10.6	$10.3
Distributions received from equity investments	$13.0	$17.4	$9.7

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2022	December 31, 2021
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,591.7	$1,489.7
Compressors, pumping stations and terminals	22 to 25 years	923.1	809.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.3
Processing and fractionation facilities	25 years	414.4	408.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	389.3	386.5
Storage facilities	20 to 25 years	19.7	19.5
Other	20 to 25 years	25.5	25.8
Construction-in-progress	N/A	136.3	131.6
Total property, plant and equipment, at cost		4,570.5	4,341.4
Accumulated depreciation		(1,397.7)	(1,216.4)
Property, plant and equipment, net		$3,172.8	$3,125.0

Note 6. Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2022	December 31, 2021
(in millions)
Accrued interest	$35.4	$30.9
Accrued capital expenditures	24.1	26.5
Other accruals	23.4	18.8
Total	$82.9	$76.2

Other current liabilities are as follows:

	December 31, 2022	December 31, 2021
(in millions)
Property and sales and use tax payable	$10.7	$10.1
Other current liabilities	0.7	0.1
Total	$11.4	$10.2

Note 7. Debt and Interest Expense

Total long-term debt is as follows:

	December 31, 2022	December 31, 2021
(in millions)
Fixed-rate senior notes:
5.625% due 2026	$800.0	$800.0
5.125% due 2028	550.0	550.0
4.250% due 2030	750.0	750.0
5.500% due 2030	400.0	-
Total fixed-rate senior notes	2,500.0	2,100.0
Term Loan A facility	400.0	390.0
Revolving credit facility	18.0	104.0
Total Borrowings	2,918.0	2,594.0
Unamortized deferred financing costs and discounts	(32.4)	(30.5)
Total debt	2,885.6	2,563.5
Less: current maturities of long-term debt	2.5	20.0
Total long-term debt	$2,883.1	$2,543.5

As of December 31, 2022, the maturity profile of total debt, excluding deferred financing costs and discounts, is as follows:

(in millions)	Total	2023	2024	2025	2026	2027	2028 and thereafter
Fixed-rate senior notes	$2,500.0	$-	$-	$-	$800.0	$-	$1,700.0
Term Loan facility	400.0	2.5	12.5	22.5	32.5	330.0	-
Revolving credit facility	18.0	-	-	-	-	18.0	-
Total debt (excluding interest)	$2,918.0	$2.5	$12.5	$22.5	$832.5	$348.0	$1,700.0

Fixed‑Rate Senior Notes

In April 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15, commencing October 15, 2022. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the 2022 repurchase transaction (see Note 3, Equity Transactions).

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund the 2021 repurchase transaction (see Note 3, Equity Transactions).

In December 2019, the Partnership issued $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15. The Partnership used the net proceeds to finance the acquisition of HIP, including to repay borrowings under HIP’s credit facilities, and pay related fees and expenses.

In December 2019, in connection with the Restructuring, the Partnership, assumed $800.0 million aggregate principal amount of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior unsecured notes due 2026 of the Partnership. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2022, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1,000.0 million 5-year revolving credit facility and a fully drawn $400.0 million 5‑year Term Loan A facility, resulting in an incremental $20.0 million drawn on the term loan facility at closing. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2022, borrowings of $18.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2022, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At December 31, 2022, our total debt had a carrying value of $2,885.6 million and had a fair value of approximately $2,720.7 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at December 31, 2022, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Interest Paid

The total amount of interest paid on all fixed-rate senior notes and credit facilities, including facility fees, during the years ended December 31, 2022, 2021 and 2020 was $136.8 million, $84.5 million and $88.9 million, respectively.

Note 8. Partners’ Capital and Distributions

Shares Outstanding

As of December 31, 2022, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares (economic and voting) and 195,847,606 Class B Shares (non-economic, voting only) representing limited partner interests in the Company, and 195,847,606 Class B Units of the Partnership representing limited partner interests in the Partnership. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

The changes in the number of shares of the Company outstanding from December 31, 2019 through December 31, 2022 are as follows:

	Class A Shares
	Public	Sponsors	Total Class A Shares	Class B Shares Sponsors	Total Class A and Class B Shares
Balance, December 31, 2019	17,062,655	898,000	17,960,655	266,416,928	284,377,583
Equity-based compensation	67,653	-	67,653	-	67,653
Balance, December 31, 2020	17,130,308	898,000	18,028,308	266,416,928	284,445,236
Equity-based compensation	118,760	-	118,760	-	118,760
Equity offering transaction - March 2021	6,900,000	-	6,900,000	(6,900,000)	-
Equity offering transaction - October 2021	8,625,000	-	8,625,000	(8,625,000)	-
Repurchase Transaction	-	-	-	(31,250,000)	(31,250,000)
Balance, December 31, 2021	32,774,068	898,000	33,672,068	219,641,928	253,313,996
Equity-based compensation	95,778	-	95,778	-	95,778
Equity offering transaction - April 2022	10,235,000	-	10,235,000	(10,235,000)	-
Repurchase Transaction	-	-	-	(13,559,322)	(13,559,322)
Balance, December 31, 2022	43,104,846	898,000	44,002,846	195,847,606	239,850,452

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2020	May 4, 2020	May 14, 2020	$0.4310
Second Quarter 2020	August 6, 2020	August 14, 2020	$0.4363
Third Quarter 2020	November 5, 2020	November 13, 2020	$0.4417
Fourth Quarter 2020	February 4, 2021	February 12, 2021	$0.4471
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021	February 3, 2022	February 14, 2022	$0.5167
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022(1)	February 2, 2023	February 13, 2023	$0.5696

(1)
For more information, see Note 15, Subsequent Events.

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

Equity‑based award activity for the year ended December 31, 2022 was as follows:

		Weighted Average
		Award Date
	Number of Shares	Fair Value
Outstanding and unvested shares at December 31, 2021	187,931	$16.75
Granted	53,548	33.52
Vested	(95,778)	16.89
Outstanding and unvested shares at December 31, 2022	145,701	$22.82

(in millions)	2022	2021	2020
Fair value of shares granted	$1.8	$1.8	$1.9
Fair value of shares vested	$1.6	$1.8	$1.5

During the year ended December 31, 2022, we recognized compensation expense related to the outstanding awards of $1.6 million (2021: $1.4 million, 2020: $1.5 million). As of December 31, 2022, $1.9 million of compensation cost related to our unvested restricted shares awarded under the LTIP remains to be recognized over an expected weighted‑average period of 1.8 years.

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

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Net income	620.6	617.8	484.9
Less: Net income attributable to noncontrolling interest	536.7	571.4	460.9
Net income attributable to Hess Midstream LP	83.9	46.4	24.0
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$2.03	$1.81	$1.33
Diluted:	$2.01	$1.76	$1.31
Weighted average Class A shares outstanding:
Basic:	41.3	25.6	18.0
Diluted:	41.4	25.7	18.1

For the year ended December 31, 2022, the weighted average number of Class A Shares outstanding included 70,795 dilutive restricted shares (2021: 103,672; 2020: 88,013 shares).

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

Note 11. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable from contracts with customers for the years ended December 31, 2022, 2021 and 2020.

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

The Company has recorded reserves for the estimated future costs to investigate and remediate impacts of the release.

As of December 31, 2022 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $1.4 million and $4.3 million, respectively, compared with $0.8 million and $3.1 million, respectively, as of December 31, 2021.

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

The Company has not received any notice of litigation or regulatory enforcement in the connection with the produced water release described under Environmental Contingencies above. Unless and until an enforcement action is started, the Company cannot fully predict the potential cost of such fines or penalties and what rights, claims, and defenses it may have.

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of December 31, 2022 and December 31, 2021, we did not have material accrued liabilities for legal contingencies.

Lease and Purchase Obligations

As of December 31, 2022 and 2021, we did not have material lease obligations.

As of December 31 2022, we had unconditional purchase commitments of $45.7 million for the year ending December 31, 2023, primarily related to expansion of our compression capacity, and none for the years thereafter.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2022
Revenues and other income	$677.9	$470.8	$126.5	$-	$1,275.2
Net income (loss)	389.6	329.1	85.0	(183.1)	620.6
Net income (loss) attributable to Hess Midstream LP	66.4	56.6	14.4	(53.5)	83.9
Depreciation expense	107.4	57.7	16.2	-	181.3
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	149.3	149.3
Income tax expense	-	-	-	26.6	26.6
Adjusted EBITDA	497.0	391.9	101.2	(7.2)	982.9
Capital expenditures*	210.2	8.8	12.8	-	231.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2021
Revenues and other income	$630.6	$435.7	$137.5	$-	$1,203.8
Net income (loss)	377.6	263.8	103.7	(127.3)	617.8
Net income (loss) attributable to Hess Midstream LP	36.3	25.5	10.1	(25.5)	46.4
Depreciation expense	101.0	48.4	16.2	-	165.6
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income tax expense (benefit)	-	-	-	14.6	14.6
Adjusted EBITDA	478.6	317.3	119.9	(7.3)	908.5
Capital expenditures*	154.0	28.8	0.2	-	183.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2020
Revenues and other income	$561.9	$370.6	$159.4	$-	$1,091.9
Net income (loss)	300.7	218.7	73.5	(108.0)	484.9
Net income (loss) attributable to Hess Midstream LP	19.2	13.7	4.7	(13.6)	24.0
Depreciation expense	96.0	44.8	16.1	-	156.9
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.3	-	-	10.3
Interest expense, net	-	-	-	94.7	94.7
Income tax expense (benefit)	-	-	-	7.3	7.3
Gain on sale of property, plant and equipment	0.1	-	-	-	0.1
Adjusted EBITDA	396.6	268.6	89.6	(6.0)	748.8
Capital expenditures*	96.2	156.2	0.6	-	253.0

* Includes expansion and maintenance capital expenditures.

Total assets for reportable segments are as follows:

	December 31, 2022	December 31, 2021
(in millions)
Gathering	$2,022.0	$1,927.0
Processing and Storage(1)	1,099.2	1,149.5
Terminaling and Export	275.8	281.4
Interest and Other	191.2	127.7
Total assets	$3,588.2	$3,485.6
(1)
Includes investment in equity investees of $93.9 million as of December 31, 2022 and $101.6 million as of December 31, 2021.
Note 14. Income Taxes

Although the Company is a Delaware limited partnership, we are subject to corporate income tax on our share of the Partnership’s earnings because of our election to be treated as a corporation for U.S. federal and state income tax purposes. The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(in millions)	2022	2021	2020
Federal
Current	$0.1	$0.1	$-
Deferred taxes and other accruals	22.8	12.5	6.2
State	3.7	2.0	1.1
Total provision (benefit) for income taxes	$26.6	$14.6	$7.3

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest in partnership	(17.4)	(19.0)	(19.7)
State tax	0.5	0.3	0.2
Effective rate	4.1%	2.3%	1.5%

As a result of the equity offering and repurchase transactions (see Note 3, Equity Transactions), we recognized an additional deferred tax asset in the total amount of $86.4 million (2021: $89.0 million) related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
(in millions)
Deferred tax liabilities
Investments	$(0.5)	$(0.4)
Total deferred tax liabilities	(0.5)	(0.4)
Deferred tax assets
Investments	148.9	102.3
Net operating loss carryforwards	28.3	15.0
Total deferred tax assets	177.2	117.3
Net deferred tax assets (liabilities)	$176.7	$116.9

At December 31, 2022, we have recognized a deferred tax asset of $23.5 million related to U.S. federal net operating loss carryforwards which do not expire and $4.8 million related to U.S. state net operating loss carryforwards which begin to expire in 2030. We have no unrecognized tax benefits or interest and penalties related to tax liabilities recorded in the financial statements. For the years presented, we earned all net income before taxes in the United States. We file income tax returns in the U.S. and various states. We are not subject to corporate income tax examination for years prior to 2019.

Note 15. Subsequent Events

On January 23, 2023 the board of directors of our general partner declared a quarterly cash distribution of $0.5696 per Class A Share for the quarter ended December 31, 2022, an increase of approximately 10.2% compared with the quarter ended December 31, 2021. The distribution was paid on February 13, 2023 to shareholders of record as of the close of business on February 2, 2023. On February 13, 2023, the Partnership also made a distribution of $0.5696 per Class B Unit of the Partnership to the Sponsors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2022, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report (the “Attestation Report”) on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022. The Attestation Report is included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

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

Directors and Executive Officers of GP LLC

Directors have been elected by HIP GP LLC and will hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers have been appointed by, and will serve at the discretion of, the Company Board. The following table shows information for the directors and executive officers of GP LLC as of February 27, 2023.

Name	Age	Position with Hess Midstream GP LLC
John B. Hess	68	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	49	President and Chief Operating Officer
Jonathan C. Stein	53	Chief Financial Officer
Timothy B. Goodell	65	General Counsel and Secretary
John P. Rielly	60	Director and Vice President
Gregory P. Hill	61	Director
Gerbert Schoonman	57	Director
William J. Brilliant	47	Director
Scott E. Telesz	55	Director
James K. Lee	41	Director
David W. Niemiec	73	Director
John P. Reddy	70	Director
Stephen J. J. Letwin	67	Director

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

John A. Gatling. John A. Gatling was appointed President and Chief Operating Officer of GP LLC in September 2019. Mr. Gatling served as Chief Operating Officer of MLP GP LLC from December 2015 to December 2019. Mr. Gatling also leads Hess’ Bakken business. In addition, Mr. Gatling has served as Director of Operational Excellence and Strategic Business Planning for Hess since 2012. Prior to his current roles, Mr. Gatling served as the Senior Manager of Global Production Strategic Planning and Performance Management at Hess from 2010 until 2012. Prior to joining Hess in 2010, Mr. Gatling spent 14 years with Aera Energy, a joint venture affiliate of Shell and ExxonMobil, where he provided leadership for operational excellence, execution of projects, strategic planning and commercial.

Jonathan C. Stein. Jonathan C. Stein was appointed Chief Financial Officer of GP LLC in September 2019. Mr. Stein served as Chief Financial Officer of MLP GP LLC from July 2014 to December 2019. Mr. Stein has served as Senior Vice President, Strategy and Planning of Hess since April 2021 and continues his role as Chief Risk Officer of Hess which he has held since June 2004. In such capacities, he is responsible for Hess’ corporate strategy and financial planning process, business development and commercial function, risk management processes and controls, Hess’ Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’ disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure.

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

Gregory P. Hill. Gregory P. Hill was appointed a member of the Company Board in September 2019. Mr. Hill served a member of the Partnership Board from September 2014 to December 2019. He serves as Chief Operating Officer of Hess since May 2014 and as President, Exploration and Production of Hess since January 2009. In addition, Mr. Hill served on the board of directors of Hess from 2009 to 2013. Prior to joining Hess in 2009, Mr. Hill spent 25 years at Shell, where he performed a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States, including Executive Vice President—Exploration and Production of Singapore-based Shell Asia Pacific from 2006 to 2008 while also serving as Chairman of Shell’s Global Production Leadership Team. Mr. Hill has been a director of GoGreen Investments Corporation since 2021. We believe that Mr. Hill’s extensive experience in the energy industry, particularly his experience in operations and strategic planning, makes him well qualified to serve as a member of the Company Board.

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

William J. Brilliant. William J. Brilliant was appointed a member of the Company Board in December 2019. Mr. Brilliant served as a member of the Partnership Board from December 2015 to December 2019. Mr. Brilliant is currently a Partner of GIP and is a member of GIP’s Investment and Operating Committees. He has served as a member of GIP’s investment team since May 2007 and led GIP’s investment in HIP. Prior to joining GIP, Mr. Brilliant was an investment banker in the Global Financial Sponsors Group at Lehman Brothers from 2005 to 2007, providing M&A and financial advisory to investment funds throughout their investment cycle. Mr. Brilliant has been a director of the managing member of EnLink Midstream, LLC and the general partner of EnLink Midstream Partners LP, since 2018, a director of CyrusOne, a privately held data service company, since 2022 and previously served as a director of the general partner of Access Midstream Partners L.P. from 2012 to 2014. We believe that Mr. Brilliant’s investing and energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to the Company Board.

Scott E. Telesz. Scott E. Telesz was appointed a member of the Company Board in December 2019. Mr. Telesz served as a member of the Partnership Board from December 2018 to December 2019. Mr. Telesz is currently a Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, Mr. Telesz spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Canada and surface technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. Mr. Telesz has been a director of the managing member of EnLink Midstream, LLC since December 2020 and previously served as a director of Edinburgh Airport Ltd. from November 2018 to December 2022. We believe that Mr. Telesz’s extensive experience, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the Company Board.

James K. Lee. James K. Lee was appointed a member of the Company Board in February 2022. Mr. Lee is an Investment Principal of GIP. He joined GIP in April 2009 and focuses on North American energy investments. Mr. Lee was actively involved in GIP’s investment in the Partnership. Prior to joining GIP, Mr. Lee was an investment banker at Goldman Sachs Australia from 2006 to 2009. Mr. Lee previously served as a director of the managing member of EnLink Midstream, LLC from 2020 to 2022 and on the Board of Directors of Competitive Power Ventures, a privately held electric power generation development and asset management company, from 2019 to 2021. We believe that Mr. Lee’s financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

Stephen J.J. Letwin. Stephen J.J. Letwin was appointed a member of the Company Board in December 2019. Mr. Letwin served as a member of the Partnership Board from February 2018 to December 2019. Mr. Letwin has over 30 years of experience in senior operating and financial roles in the midstream energy and resources sectors. Mr. Letwin has served as President and Chief Executive Officer of Mancal Corporation since February 1, 2020. Mr. Letwin previously served as the President and Chief Executive Officer of IAMGOLD Corporation from November 2010 to February 2020. Prior to joining IAMGOLD, Mr. Letwin served in senior management roles at Enbridge, Inc., from 1999 through September 2010, most recently as Executive Vice President, Gas Transportation & International, from May 2006 to September 2010, where he was responsible for Enbridge’s natural gas operations and prior to that as Managing Director of Enbridge Energy Partners. Mr. Letwin previously spent 12 years in senior management roles at TransCanada Pipelines Limited, Numac Energy Inc., and Encor Energy Partners. Mr. Letwin currently serves as Chairman of the board of directors of Cassiar Gold Corp and ONEnergy Inc., currently serves as a member of the board of directors of Frontier Lithium Inc. and previously was a member of the board of directors of IAMGOLD from 2010 until January 2020 and Precision Drilling Corporation from 2006 until 2018. We believe that Mr. Letwin’s extensive executive, financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our shares with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2022, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

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

Decisions with respect to awards of phantom units to our NEOs are made by the board of directors of GP LLC in consultation with Hess’ board of directors and Hess’ executive officers, taking into account the NEO’s role within our organization, including duties, responsibilities and seniority levels. For 2022, 2021 and 2020, such awards were not granted to our NEOs who are also executive officers of Hess on the basis that the scope of their duties involving us relative to their overall duties as executive officers of Hess did not warrant such awards.

For 2022, 2021 and 2020, phantom unit awards to our NEOs included distribution equivalent rights and vest ratably over a three year period following the date of grant, subject to the NEO’s continued service to Hess through the vesting date. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings. Award amounts, which are set forth below were determined based on the judgement and industry experience of the board members (in consultation with Hess, as described above), taking into account the factors discussed above. We did not engage an independent compensation consultant or other advisor in making such decisions and did not benchmark award amounts against any specific peer group of companies.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2022, 2021 and 2020, which is limited to awards granted under our LTIP. Our NEOs have separately received compensation from Hess, none of which is specifically attributable to us. Under our secondment agreement with Hess, we pay Hess a fee in exchange for making the services of NEOs available to us.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2022	$-	$-	$-	$-	$-
	2021	-	-	-	-	-
	2020	-	-	-	-	-
Jonathan C. Stein, Chief Financial Officer	2022	-	-	$249,992	-	$249,992
	2021	-	-	$250,006	-	$250,006
	2020	-	-	$250,004	-	$250,004
John A. Gatling, President and Chief Operating Officer	2022	-	-	$249,992	-	$249,992
	2021	-	-	$250,006	-	$250,006
	2020	-	-	$250,004	-	$250,004
Timothy B. Goodell, General Counsel and Secretary	2022	-	-	-	-	-
	2021	-	-	-	-	-
	2020	-	-	-	-	-
John P. Rielly, Vice President	2022	-	-	-	-	-
	2021	-	-	-	-	-
	2020	-	-	-	-	-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Grants of Plan-Based Awards for 2022

The following table provides information regarding phantom units granted to our NEOs in 2022. The phantom units include distribution equivalent rights and vest ratably over three years following the date of grant.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
John B. Hess	-	-	$-
Jonathan C. Stein	3/8/2022	7,458	$249,992
John A. Gatling	3/8/2022	7,458	$249,992
Timothy B. Goodell	-	-	$-
John P. Rielly	-	-	$-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2022.

Name	Number of shares that have not vested(1)	Market value of shares that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	22,680	$678,585
John A. Gatling	22,680	$678,585
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Amount shown represents outstanding unvested phantom units as of December 31, 2022. The awards vest in three equal annual installments.

(2) Value shown is based on the closing market price of the Class A Shares on December 30, 2022, the last trading day of 2022, of $29.92 per share.

Options Exercised and Shares Vested in Fiscal 2022

The following table provides information regarding the exercise of options and vesting of shares held by our NEOs during the fiscal year ended December 31, 2022.

	Unit Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
John B. Hess	-	$-
Jonathan C. Stein	15,163	$493,324
John A. Gatling	15,163	$493,324
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

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

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2022, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

Set forth below is the total estimated value, assuming that a change in control occurred on December 31, 2022 and the employment of each NEO terminated on that date under circumstances entitling them to accelerated vesting of the phantom units.

Name	Phantom Units ($)	Total ($)
John B. Hess	-	-
Jonathan C. Stein	$678,585	$678,585
John A. Gatling	$678,585	$678,585
Timothy B. Goodell	-	-
John P. Rielly	-	-

The amounts in the table above were calculated assuming a change in control occurred on December 31, 2022 using the closing price of our Class A Shares on December 30, 2022 (the last trading day of our fiscal year) of $29.92 per Class A Share.

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

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
David W. Niemiec	$80,000	$64,995	$144,995
John P. Reddy	$67,500	$64,995	$132,495
Stephen J. J. Letwin	$65,000	$64,995	$129,995

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of shares of Hess Midstream LP as held by beneficial owners of 5% or more of the shares, by each of our current directors and named executive officers, and by all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is based on a total of shares outstanding as of February 10, 2023 for the named directors and executive officers, and as of December 31, 2022 for the other beneficial owners. Amounts for directors and named executive officers include phantom units outstanding pursuant to the Hess Midstream LP 2017 Long‑Term Incentive Plan that vest within 60 days of February 10, 2023.

	Shares Beneficially Owned by Certain Beneficial Owners
	Class A Shares		Class B Shares(1)		Combined Voting Power(2)
Name of beneficial owner	Number	% of class	Number	% of class	Number	% of class
Entities Affiliated with Hess Midstream GP LP, our general partner (3)	196,745,606	82.03%(4)	195,847,606	100%	196,745,606	82.03%
Energy Income Partners, LLC James J. Murchie Eva Pao Saul Ballesteros John K. Tysseland 10 Wright Street Westport, CT 06880	3,287,590	7.5%(5)	-	-	3,287,590	*
First Trust Portfolios L.P. First Trust Advisors L.P. The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, IL 60187	3,904,897	8.87%(6)	-	-	3,904,897	*
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	2,279,314	5.2%(7)	-	-	2,279,314	*

Directors/Named Executive Officers
John B. Hess	-	*	-	-	-	*
John A. Gatling	54,383	*	-	-	54,383	*
Jonathan C. Stein	49,409	*	-	-	49,409	*
John P. Rielly	20,000	*	-	-	20,000	*
Gregory P. Hill	4,350	*	-	-	4,350	*
Gerbert G. Schoonman	3,249	*	-	-	3,249	*
Timothy B. Goodell	12,500	*	-	-	12,500	*
William J. Brilliant(8)	-	-	-	-	-	-
Scott E. Telesz(8)	-	-	-	-	-	-
James K. Lee(8)	-	-	-	-	-	-
David W. Niemiec	44,761	*	-	-	44,761	*
John P. Reddy	18,671	*	-	-	18,671	*
Stephen J.J. Letwin	26,657	*	-	-	26,657	*
All Directors and Executive Officers as a group (13 persons)	233,980	0.53%	-	-	233,980	*

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
(3)
Hess Midstream GP LP, our general partner, is the record holder of 898,000 Class A Shares and 195,847,606 Class B Shares. Each of Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. (“Blue Holding”) holds an indirect 50% ownership of our general partner and may therefore be deemed to beneficially own such Class A Shares and Class B Shares. In addition, each of HINDL and Blue Holding owns 97,923,803 Class B Units in the Partnership, which, together with a corresponding number of Class B Shares, may be redeemed for Class A Shares on a one-for-one basis at the option of the holder. Hess is the parent company of HINDL and may therefore be deemed the beneficial owner of the securities beneficially owned by HINDL. The general partner of Blue Holding is GIP Blue Holding GP, LLC, a Delaware limited liability company (“Blue Holding GP”). Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”) is the sole member of Blue Holding GP. Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors” and, together with Global GP, Blue Holding GP and Blue Holding, the “GIP Entities”) is the sole general partner of Global GP. As a result, each of Blue Holding GP, Global GP and Global Investors may be deemed to share beneficial ownership of the securities beneficially owned by Blue Holding. In addition, as security for Blue Holding's obligations under its term loan facility, Blue Holding pledged substantially all of the assets of Blue Holding, including all Class B Units in the Partnership held by Blue Holding and all Class A Shares owned by Hess Midstream GP LP in which Blue Holding has an indirect ownership interest, but only to the extent such shares are actually distributed to Blue Holding (collectively, the "Pledged Securities”). All voting rights and rights to receive dividends or distributions with respect to the Pledged Securities will remain with Blue Holding unless the Pledged Securities are foreclosed upon in accordance with the agreements governing the Blue Holding's term loan facility. The address for Hess Corporation is 1185 Avenue of the Americas, New York, NY 10036, and the address for our general partner and HINDL is 1501 McKinney Street, Houston TX 77010. The address for each of the GIP Entities is c/o Global Infrastructure Investors II LLC, 1345 Avenue of the Americas, 30th Floor, New York, NY 10105.

(4)
Assumes the full redemption and exchange of all Class B Units in the Partnership owned by HINDL and Blue Holding, and a corresponding number of Class B Shares, for Class A Shares.
(5)
Based on a Schedule 13G jointly filed with the SEC on February 14, 2023 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Saul Ballesteros and John K. Tysseland. Energy Income Partners, LLC serves as a sub-adviser to certain registered investment companies advised by First Trust Advisors LP which beneficially owned 5.1% of this share class as of December 31, 2022. James J. Murchie, Eva Pao and John K. Tysseland are portfolio managers with respect to portfolios managed by Energy Income Partners, LLC and Saul Ballesteros is a controlled person of Energy Income Partners, LLC. All listed parties have shared voting and dispositive power over the Class A Shares.
(6)
Based on a Schedule 13G jointly filed with the SEC on January 23, 2023 by The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P. The Charger Corporation is the General Partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which hold Class A Shares. This amount includes (x) 2,642,371 Class A Shares over which First Trust Advisors L.P. and The Charger Corporation share voting power and (y) 3,904,897 Class A Shares over which First Trust Advisors L.P. and The Charger Corporation share dispositive power.
(7)
Based on a Schedule 13G/A filed with the SEC on February 8, 2023, Invesco Ltd. has sole voting and dispositive power over the Class A Shares. This amount includes (y) 2,279,314 Class A Shares over which Invesco Ltd. has sole voting power and (z) 2,217,502 Class A Shares over which Invesco Ltd. has sole dispositive power.
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

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of February 10, 2023, except as otherwise noted, by each of our current directors and named executive officers and by all current directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	29,248,418(b)(c)(d)(e)	9.52%	678,220
John A. Gatling	11,862	*	3,480
Jonathan C. Stein	20,052	*	8,885
John P. Rielly	356,030	*	42,164
Gregory P. Hill	213,389	*	93,452
Timothy B. Goodell	156,704	*	18,901
Gerbert G. Schoonman	56,750	*	17,231
William J. Brilliant	-	-	-
Scott E. Telesz	-	-	-
James K. Lee	-	-	-
David W. Niemiec	-	-	-
John P. Reddy	-	-	-
Stephen J.J. Letwin	-	-	-
All Directors and Executive Officers as a group (13 persons)	30,063,205	9.69%	862,333

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)
These figures include 70,766 shares vested in the name of Mr. Hess, 4,884 shares vested in the name of Mr. Rielly, 1,742 shares vested in the name of Mr. Stein, and 77,392 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 28,194 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 12,000 shares held in escrow under these plans for Mr. Rielly, 4,015 shares held in escrow under these plans for Mr. Gatling, 6,887 shares held in escrow under these plans for Mr. Stein and 71,055 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.
b)
This amount includes 7,779,037 shares held by a charitable lead annuity trust established under the will of Leon Hess. Mr. Hess has sole voting power over the stock held by this trust and shares dispositive power over such stock with other individuals.
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
e)
This amount includes:
•
120,310 shares owned directly by Mr. Hess.
•
28,753 shares held by a family limited liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•
678,220 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•
70,766 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
•
789,103 shares held by a limited liability company, for which Mr. Hess serves as investment manager and has sole voting and dispositive power.

•
1,235,877 shares held by Mr. Hess’ siblings or their children, or by trusts for the benefit of Mr. Hess’ siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 557,131 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 331,813 of these shares (representing approximately 0.1% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess has no financial or economic interest in the shares pledged by the trusts.
•
1,008,402 shares held by a trust for the benefit of Mr. Hess’ sibling, of which Mr. Hess has sole voting and shared dispositive power.
•
222,783 shares held by trusts as to which Mr. Hess has sole voting power and 2,060,484 shares held by three limited liability companies as to which Mr. Hess has sole voting power. These shares (representing 0.7% of Hess common stock outstanding) have been pledged by the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

Equity Compensation Plan Information

See Equity Compensation Plan Information in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under our equity compensation plan.

ITEM 13. Certain Relationships and Related Party Transactions and Director Independence

As of December 31, 2022, the Sponsors own all of the ownership interests in HIP GP LLC, which owns all of the ownership interests in our general partner and in GP LLC, the general partner of our general partner. As of December 31, 2022, the Sponsors, through their ownership interests in our general partner, own, in the aggregate, 898,000 of our Class A Shares (economic and voting) and 195,847,606 of our Class B Shares (non-economic, voting only). In addition, as of December 31, 2022, the Sponsors own 195,847,606 of Class B Units in Hess Midstream Operations LP, or the Partnership, representing an approximate 81.7% noncontrolling interest in the consolidated entity. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis. The Sponsors obtained their Class A Shares of the Company, Class B Shares of the Company and Class B Units of the Partnership on December 16, 2019 at the closing of the Restructuring.

Distributions and Payments to the Sponsors and Their Affiliates

The following information summarizes the distributions and payments, made or to be made, by the Company and the Partnership to Hess Midstream GP LP, our general partner, and its affiliates, including the Sponsors, in connection with repurchase transactions and the Restructuring, ongoing operation and liquidation of the Company and the Partnership.

Repurchase Transactions

Pursuant to the repurchase transactions, the Sponsors received an aggregate purchase price of $750 million in 2021 and $400 million in 2022 in exchange for the Partnership’s repurchase of 15,625,000 Class B Units and 13,559,322 Class B Units, respectively, from each Sponsor.

The Restructuring

After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and aggregate cash consideration of $601.8 million.

Operational Stage

We will generally make cash distributions to holders of Class A Shares pro rata, including to Hess Midstream GP LP, our general partner in its capacity, as the holder of an aggregate of 898,000 Class A Shares. The Partnership will generally make cash distributions to holders of units in the Partnership, including to the Sponsors as holders of an aggregate of 195,847,606 Class B Units outstanding at December 31, 2022, pro rata.

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

Commercial agreements

Oil and Gas Commercial Agreements

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term (except for a certain gathering subsystem, for which the initial term of the gas gathering agreement is 15 years) and is dated effective January 1, 2014. On December 30, 2020, we exercised our renewal option to extend these commercial agreements for one additional 10‑year term through December 31, 2033 (except for a certain gathering subsystem, for which the additional term of the gas gathering agreement is 5 years). These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection.

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

ITEM 14. Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2022	2021
Audit Fees	$1,623	$1,496
Audit Related Fees	63	99
Tax Fees	-	-
Other Fees	-	-
Total Fees	$1,686	$1,595

Audit Fees for the fiscal years ended December 31, 2022 and 2021 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters issued in connection with the underwritten public equity offerings, the Repurchase Transaction and issuance of senior unsecured notes and SEC related filings.

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

For the year ended December 31, 2022, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2023.

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
2.1

Partnership Restructuring Agreement, dated as of October 3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, Hess Midstream GP LLC, Hess Midstream New Ventures II, LLC, Hess Investments North Dakota LLC, GIP II Blue Holding Partnership, L.P., and Hess Infrastructure Partners Holdings LLC (incorporated by reference herein to Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on October 4, 2019)

2.2

Agreement and Plan of Merger, dated as of October 3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, and Hess Midstream New Ventures II, LLC (incorporated by reference herein to Exhibit 2.2 to the Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on October 4, 2019)

3.1

Certificate of Limited Partnership of Hess Midstream LP, dated as of September 27, 2019 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-234095) filed on October 4, 2019)

3.2

Amended and Restated Agreement of Limited Partnership of Hess Midstream LP, dated as of December 16, 2019 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)

4.1

Amendment and Restatement Agreement dated as of July 14, 2022, among Hess Midstream LP, Hess Midstream Operations LP, JPMorgan Chase Bank, N.A. and the other parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2022)

4.2

Indenture, dated as of December 16, 2019, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.2 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.3

Indenture, dated as of December 10, 2019, by and between Hess Midstream Partners LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 10, 2019)

4.4

Indenture, dated as of November 22, 2017, by and among Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.3 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.5

First Supplemental Indenture, dated November 1, 2019 to the Indenture, dated as of November 22, 2017, by and among Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.4 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.6

Second Supplemental Indenture, dated December 16, 2019 to the Indenture, dated as of November 22, 2017, by and among Hess Midstream Operations LP, Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells

Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference hereinto Exhibit 4.5 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.7

First Supplemental Indenture, dated December 16, 2019 to the Indenture, dated as of December 10, 2019, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.6 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.8

Indenture, dated as of August 5, 2021, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

4.9

Indenture, dated as of April 8, 2022, by and among Hess Midstream Operations LP, certain guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022).

4.10	Description of Class A Shares (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)
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

21.1	Subsidiaries of Hess Midstream LP
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page hereof)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such provisions have been omitted and filed separately with the Securities and Exchange Commission.

# Compensatory plan or arrangement.
* Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2023.

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

Signature	Title	Date
/s/ John B. Hess	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2023
John B. Hess

/s/ Jonathan C. Stein	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Jonathan C. Stein
/s/ John P. Rielly	Director and Vice President	February 27, 2023
John P. Rielly
/s/ Gregory P. Hill	Director	February 27, 2023
Gregory P. Hill
/s/ Gerbert Schoonman	Director	February 27, 2023
Gerbert Schoonman
/s/ William J. Brilliant	Director	February 27, 2023
William J. Brilliant
/s/ Scott E. Telesz	Director	February 27, 2023
Scott E. Telesz
/s/ James K. Lee	Director	February 27, 2023
James K. Lee
/s/ David W. Niemiec	Director	February 27, 2023
David W. Niemiec
/s/ John P. Reddy	Director	February 27, 2023
John P. Reddy
/s/ Stephen J.J. Letwin	Director	February 27, 2023
Stephen J.J. Letwin