Form 10-Q
period 2023-03-31
Hess Midstream LP
filed 2023-05-03
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

44,093,493 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2023.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	March 31,	December 31,
	2023	2022
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.6	$3.1
Accounts receivable—affiliate:
From contracts with customers	109.2	123.0
Other current assets	3.8	6.2
Total current assets	116.6	132.3
Equity investments	92.9	93.9
Property, plant and equipment, net	3,183.0	3,172.8
Long-term receivable—affiliate	0.5	0.7
Deferred tax asset	174.9	177.2
Other noncurrent assets	10.6	11.3
Total assets	$3,578.5	$3,588.2
Liabilities
Accounts payable—trade	$39.8	$35.0
Accounts payable—affiliate	19.2	27.7
Accrued liabilities	70.9	82.9
Current maturities of long-term debt	5.0	2.5
Other current liabilities	3.6	11.4
Total current liabilities	138.5	159.5
Long-term debt	2,985.1	2,883.1
Deferred tax liability	0.4	0.5
Other noncurrent liabilities	16.0	16.1
Total liabilities	3,140.0	3,059.2
Partners' capital
Class A shares (44,093,493 shares issued and outstanding as of March 31, 2023; 44,002,846 shares issued and outstanding as of December 31, 2022)	227.9	245.1
Class B shares (192,228,352 shares issued and outstanding as of March 31, 2023; 195,847,606 shares issued and outstanding as of December 31, 2022)	-	-
Total Class A and Class B partners' capital	227.9	245.1
Noncontrolling interest	210.6	283.9
Total partners' capital	438.5	529.0
Total liabilities and partners' capital	$3,578.5	$3,588.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(in millions, except per share data)
Revenues
Affiliate services	$303.4	$312.1
Other income	1.6	0.3
Total revenues	305.0	312.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	62.5	66.5
Depreciation expense	47.4	44.4
General and administrative expenses	6.4	6.0
Total operating costs and expenses	116.3	116.9
Income from operations	188.7	195.5
Income from equity investments	1.6	0.4
Interest expense, net	41.6	31.3
Income before income tax expense	148.7	164.6
Income tax expense	6.5	5.0
Net income	142.2	159.6
Less: Net income attributable to noncontrolling interest	121.5	142.7
Net income attributable to Hess Midstream LP	$20.7	$16.9

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.47	$0.50
Diluted	$0.47	$0.49
Weighted average Class A shares outstanding
Basic	44.0	33.7
Diluted	44.1	33.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5

Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(in millions)
Cash flows from operating activities
Net income	$142.2	$159.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	47.4	44.4
(Income) loss from equity investments	(1.6)	(0.4)
Distributions from equity investments	2.6	4.7
Amortization of deferred financing costs	2.1	2.0
Equity-based compensation expense	0.6	0.5
Deferred income tax expense (benefit)	6.5	5.0
Changes in assets and liabilities:
Accounts receivable – affiliate	14.0	(17.1)
Other current and noncurrent assets	2.5	4.0
Accounts payable – trade	4.8	8.7
Accounts payable – affiliate	(3.7)	(2.6)
Accrued liabilities	(10.5)	(11.0)
Other current and noncurrent liabilities	(8.2)	(7.2)
Net cash provided by (used in) operating activities	198.7	190.6
Cash flows from investing activities
Additions to property, plant and equipment	(64.3)	(54.8)
Net cash provided by (used in) investing activities	(64.3)	(54.8)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	103.0	1.0
Bank borrowings with maturities of greater than 90 days
Repayments	-	(5.0)
Transaction costs	(0.2)	-
Class B unit repurchase	(100.0)	-
Distributions to shareholders	(25.1)	(17.5)
Distributions to noncontrolling interest	(111.6)	(113.5)
Net cash provided by (used in) financing activities	(133.9)	(135.0)
Increase (decrease) in cash and cash equivalents	0.5	0.8
Cash and cash equivalents, beginning of period	3.1	2.2
Cash and cash equivalents, end of period	$3.6	$3.0
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$7.0	$17.7
Recognition of deferred tax asset	$4.3	$-

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2023 and December 31, 2022, the consolidated results of operations for the three months ended March 31, 2023 and 2022, and the consolidated cash flows for the three months ended March 31, 2023 and 2022. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2022.

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 81.3% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at March 31, 2023 (81.7% at December 31, 2022). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

Note 2. Equity Transactions

On March 27, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors (divided equally between the Sponsors) 3,619,254 Class B units representing limited partner interests in the Partnership (the “Class B Units”) for an aggregate purchase price of approximately $100 million. The repurchase transaction was consummated on March 30, 2023. The purchase price per Class B Unit was $27.63, the closing price of the Class A shares representing limited partner interests in the Company (the “Class A Shares”) on March 27, 2023. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

The repurchase transaction was accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $0.9 million of costs directly attributable to the repurchase transaction that were charged to equity.

As a result of the repurchase transaction described above, we also recognized an additional deferred tax asset of $4.3 million related to the change in the difference between the carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Related Party Transactions

In addition to the Class B unit repurchase transaction and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

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

For the three months ended March 31, 2023 and 2022, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2023	2022
(in millions)
Oil and gas gathering services	$144.6	$145.3
Processing and storage services	113.8	113.8
Terminaling and export services	25.2	34.7
Water gathering and disposal services	19.8	18.3
Total revenues from contracts with customers	$303.4	$312.1
Other income	1.6	0.3
Total revenues	$305.0	$312.4

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended March 31,
	2023	2022
(in millions)
Oil and gas gathering services	$2.2	$21.3
Processing and storage services	(0.3)	6.3
Terminaling and export services	2.4	6.3
Total	$4.3	$33.9

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2023	2022
(in millions)
Electricity and other related fees	$11.0	$10.5
Produced water trucking and disposal costs	8.3	7.9
Rail transportation costs	(1.8)	4.3
Total	$17.5	$22.7

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2023 and 2022, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2023	2022
(in millions)
Operating and maintenance expenses	$17.9	$16.9
General and administrative expenses	3.9	3.7
Total	$21.8	$20.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2023 and 2022, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2023	2022
(in millions)
Processing fee incurred	$5.0	$4.5
Earnings from equity investments	1.6	0.4
Distributions received from equity investments	2.6	4.7

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2023	December 31, 2022
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,605.4	$1,591.7
Compressors, pumping stations and terminals	22 to 25 years	930.5	923.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	414.8	414.4
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	389.3	389.3
Storage facilities	20 to 25 years	19.7	19.7
Other	20 to 25 years	25.6	25.5
Construction-in-progress	N/A	172.0	136.3
Total property, plant and equipment, at cost		4,627.8	4,570.5
Accumulated depreciation		(1,444.8)	(1,397.7)
Property, plant and equipment, net		$3,183.0	$3,172.8

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2023	December 31, 2022
(in millions)
Accrued interest	$28.8	$35.4
Accrued capital expenditures	21.9	24.1
Other accruals	20.2	23.4
Total	$70.9	$82.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

As of March 31, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of March 31, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of March 31, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of March 31, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2023, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2023, borrowings of $121.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2023, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At March 31, 2023, our total debt had a carrying value of $2,990.1 million and had a fair value of approximately $2,884.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2023, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A share
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022	February 2, 2023	February 13, 2023	$0.5696
First Quarter 2023(1)	May 4, 2023	May 12, 2023	$0.5851

(1) For more information, see Note 12, Subsequent Events.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Earnings per Share

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net income	$142.2	$159.6
Less: Net income attributable to noncontrolling interest	121.5	142.7
Net income attributable to Hess Midstream LP	20.7	16.9
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.47	$0.50
Diluted:	$0.47	$0.49
Weighted average Class A shares outstanding:
Basic:	44.0	33.7
Diluted:	44.1	33.8

For the three months ended March 31, 2023 and 2022 the weighted average number of Class A shares outstanding included 60,566 and 101,612 dilutive restricted shares, respectively.

Note 9. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2023 and 2022.

Note 10. Commitments and Contingencies

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

As of March 31, 2023 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $1.1 million and $3.7 million, respectively, compared with $1.4 million and $4.3 million, respectively, as of December 31, 2022.

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

On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality in the connection with the produced water release described under Environmental Contingencies above. The Notice alerts the Company that it may have violated the State’s water pollution control laws, but neither imposes nor waives any enforcement action. The State has not yet taken formal enforcement action. The Company responded to the Notice detailing the steps it has taken to remediate the produced water release. Unless and until formal enforcement action is started, the Company cannot fully predict the potential cost of any fines or penalties and what rights, claims, and defenses it may have.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of March 31, 2023 and December 31, 2022, we did not have material accrued liabilities for legal contingencies.

Note 11. Segments

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2023
Revenues and other income	$164.7	$114.4	$25.9	$-	$305.0
Net income (loss)	95.1	80.1	17.6	(50.6)	142.2
Net income (loss) attributable to Hess Midstream LP	17.4	14.5	3.3	(14.5)	20.7
Depreciation expense	28.8	14.5	4.1	-	47.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	1.6	-	-	1.6
Interest expense, net	-	-	-	41.6	41.6
Income tax expense	-	-	-	6.5	6.5
Adjusted EBITDA	123.9	95.9	21.7	(2.5)	239.0
Capital expenditures*	49.4	0.9	7.0	-	57.3

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2022
Revenues and other income	$163.6	$113.8	$35.0	$-	$312.4
Net income (loss)	98.2	78.1	21.9	(38.6)	159.6
Net income (loss) attributable to Hess Midstream LP	13.0	10.4	2.9	(9.4)	16.9
Depreciation expense	25.9	14.4	4.1	-	44.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	0.4	-	-	0.4
Interest expense, net	-	-	-	31.3	31.3
Income tax expense (benefit)	-	-	-	5.0	5.0
Adjusted EBITDA	124.1	93.8	26.0	(2.3)	241.6
Capital expenditures*	35.7	0.9	0.5	-	37.1

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	March 31, 2023	December 31, 2022
(in millions)
Gathering	$2,036.1	$2,022.0
Processing and Storage(1)	1,079.7	1,099.2
Terminaling and Export	273.9	275.8
Interest and Other	188.8	191.2
Total assets	$3,578.5	$3,588.2

(1) Includes investment in equity investees of $92.9 million as of March 31, 2023 and $93.9 million as of December 31, 2022.

Note 12. Subsequent Events

On April 24, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.5851 per Class A share for the quarter ended March 31, 2023. The distribution represents an approximate 2.7% increase in the quarterly distribution per Class A share for the first quarter of 2023 as compared with the fourth quarter of 2022. The distribution will be payable on May 12, 2023, to shareholders of record as of the close of business on May 4, 2023. Simultaneously, the Partnership will make a distribution of $0.5851 per Class B unit of the Partnership to the Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2022 (our “2022 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries. References to “Partnership” refer to Hess Midstream Operations LP.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2022 Annual Report.

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

On March 27, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors (divided equally between the Sponsors) 3,619,254 Class B units representing limited partner interests in the Partnership (the “Class B Units”) for an aggregate purchase price of approximately $100 million. The repurchase transaction was consummated on March 30, 2023. The purchase price per Class B Unit was $27.63, the closing price of the Class A shares representing limited partner interests in the Company (the “Class A Shares”) on March 27, 2023. Pursuant to the terms of the repurchase agreement, immediately following the purchase of the Class B Units from the Sponsors, the Partnership cancelled those units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner. The repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility.

In addition, we utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an approximate 1.5% increase in our distribution level per Class A share in addition to the quarterly 1.2% increase per Class A share consistent with our target of at least 5% growth in annual distributions per Class A share.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

First Quarter Results

Significant financial and operating highlights for the first quarter of 2023 included:

•
Consolidated net income of $142.2 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $20.7 million, or $0.47 basic earnings per Class A share;
•
Net cash provided by operating activities of $198.7 million;
•
Adjusted EBITDA of $239.0 million;
•
Distributable cash flow of $196.6 million;
•
Cash distribution of $0.5851 per Class A share declared on April 24, 2023, an approximate 2.7% increase in the quarterly distribution per Class A share for the first quarter of 2023 as compared with the fourth quarter of 2022. The increase consists of an approximate 1.5% increase in the Company’s distribution level per Class A share in addition to the quarterly 1.2% increase per Class A share consistent with its target of at least 5% growth in annual distributions per Class A share.

Revenues and other income in the first quarter of 2023 were $305.0 million compared with $312.4 million in the prior-year quarter. While physical volumes for gas gathering and processing and tariff rates were higher in the first quarter of 2023 compared with the prior-year quarter, revenues and other income were down $7.4 million due to the transition from higher minimum volume commitment (“MVC”) levels in 2022 to lower MVC levels in 2023 with actual physical volumes that are at or above MVCs in 2023. Total operating costs and expenses in the first quarter of 2023 were $116.3 million, relatively flat compared with $116.9 million in the prior-year quarter, as higher depreciation and operating and maintenance expenses on our expanding gathering infrastructure were offset by lower pass-through costs. Interest expense in the first quarter of 2023 was $41.6 million, up from $31.3 million in the prior-year quarter primarily attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April of 2022 and higher interest rates on the Term Loan A credit facility. As a result, consolidated net income decreased $17.4 million while Adjusted EBITDA decreased $2.6 million for the first quarter of 2023 compared with the first quarter of 2022.

Throughput volumes increased 7% for gas processing and 6% for gas gathering in the first quarter of 2023 compared with the first quarter of 2022 primarily due to higher gas capture. Water gathering volumes increased 10% reflecting continued steady organic growth of our water handling business. Throughput volumes in the first quarter of 2023 compared with the first quarter of 2022 decreased 8% for crude oil gathering and 4% for terminaling due to lower production and lower third‑party volumes.

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

These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the Secondary Term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure. See Note 3, Related Party Transactions for additional description of our commercial agreements.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Results of operations for the three months ended March 31, 2023 and 2022 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$164.4	$113.8	$25.2	$-	$303.4
Other income	0.3	0.6	0.7	-	1.6
Total revenues	164.7	114.4	25.9	-	305.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.4	20.2	3.9	-	62.5
Depreciation expense	28.8	14.5	4.1	-	47.4
General and administrative expenses	2.4	1.2	0.3	2.5	6.4
Total operating costs and expenses	69.6	35.9	8.3	2.5	116.3
Income (loss) from operations	95.1	78.5	17.6	(2.5)	188.7
Income from equity investments	-	1.6	-	-	1.6
Interest expense, net	-	-	-	41.6	41.6
Income (loss) before income tax expense (benefit)	95.1	80.1	17.6	(44.1)	148.7
Income tax expense (benefit)	-	-	-	6.5	6.5
Net income (loss)	95.1	80.1	17.6	(50.6)	142.2
Less: Net income (loss) attributable to noncontrolling interest	77.7	65.6	14.3	(36.1)	121.5
Net income (loss) attributable to Hess Midstream LP	$17.4	$14.5	$3.3	$(14.5)	$20.7

Throughput volumes
Gas gathering (MMcf/d)	347				347
Crude oil gathering (MBbl/d)	93				93
Gas processing (MMcf/d)		338			338
Crude oil terminaling (MBbl/d)			104		104
NGL loading (MBbl/d)			9		9
Water gathering (MBbl/d)	79				79

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$163.6	$113.8	$34.7	$-	$312.1
Other income	-	-	0.3	-	0.3
Total revenues	163.6	113.8	35.0	-	312.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	37.0	20.7	8.8	-	66.5
Depreciation expense	25.9	14.4	4.1	-	44.4
General and administrative expenses	2.5	1.0	0.2	2.3	6.0
Total operating costs and expenses	65.4	36.1	13.1	2.3	116.9
Income (loss) from operations	98.2	77.7	21.9	(2.3)	195.5
Income from equity investments	-	0.4	-	-	0.4
Interest expense, net	-	-	-	31.3	31.3
Income (loss) before income tax expense (benefit)	98.2	78.1	21.9	(33.6)	164.6
Income tax expense (benefit)	-	-	-	5.0	5.0
Net Income (loss)	98.2	78.1	21.9	(38.6)	159.6
Less: Net income (loss) attributable to noncontrolling interest	85.2	67.7	19.0	(29.2)	142.7
Net income (loss) attributable to Hess Midstream LP	$13.0	$10.4	$2.9	$(9.4)	$16.9

Throughput volumes
Gas gathering (MMcf/d)	326				326
Crude oil gathering (MBbl/d)	101				101
Gas processing (MMcf/d)		316			316
Crude oil terminaling (MBbl/d)			108		108
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	72				72

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $1.1 million in the first quarter of 2023 compared to the first quarter of 2022, of which $12.1 million is attributable to higher tariff rates, $1.3 million is attributable to higher pass-through revenues; $1.0 million is attributable to higher water gathering and disposal revenue and $0.3 million is attributable to other income. This increase is partially offset by $8.0 million attributable to lower gas gathering volumes where actual physical volumes were above MVCs in the first quarter of 2023 and below MVCs in the first quarter of 2022, with MVC levels in 2023 lower than in 2022. The remaining decrease of $5.6 million is attributable to lower crude oil gathering volumes, as actual physical volumes were below MVCs in the first quarter of 2022 and remained below MVCs in the first quarter of 2023, with MVC levels in 2023 lower than in 2022.

Operating and maintenance expenses increased $1.4 million primarily attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $2.9 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $0.6 million in the first quarter of 2023 compared to the first quarter of 2022, of which $1.8 million is attributable to higher tariff rates and $0.6 million is attributable to other income. This increase is partially offset by $1.4 million attributable to lower gas processing volumes where actual physical volumes were above MVCs in the first quarter of 2023 and below MVCs in the first quarter of 2022, with MVC levels in 2023 lower than in 2022. The remaining decrease of $0.4 million is attributable to lower pass-through revenue.

Total operating costs and expenses in the Processing and Storage segment were relatively flat in the first quarter of 2023 compared to the first quarter of 2022.

Income from equity investments increased $1.2 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $9.1 million in the first quarter of 2023 compared to the first quarter of 2022, of which $6.5 million is attributable to lower volumes, as actual physical volumes were below MVCs in the first quarter of 2022 and remained below MVCs in the first quarter of 2023, with MVC levels in 2023 lower than in 2022. Additionally, $6.1 million of the decrease is attributable to lower rail transportation pass-through revenues. This decrease was partially offset by $3.5 million attributable to higher tariff rates and other income.

Operating and maintenance expenses decreased $4.9 million, of which $6.1 million is attributable to lower rail transportation pass-through costs, partially offset by $1.2 million higher other operating costs.

Interest and Other

Interest expense, net of interest income, increased $10.3 million in the first quarter of 2023 compared to the first quarter of 2022, primarily attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and higher interest rates on the Term Loan A credit facility. Income tax expense increased $1.5 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in September 2021 and to four operated rigs in July 2022. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility. All volumes are expected to be approximately at or above MVC levels in 2023 on a full year basis, followed by growing volumes above currently established MVC levels in 2024 and 2025.

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

	March 31,
(in millions)	2023	2022
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$142.2	$159.6
Plus:
Depreciation expense	47.4	44.4
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	41.6	31.3
Income tax expense (benefit)	6.5	5.0
Adjusted EBITDA	$239.0	$241.6
Less:
Interest, net(1)	39.5	$29.3
Maintenance capital expenditures	2.9	0.7
Distributable cash flow	$196.6	$211.6

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$198.7	$190.6
Changes in assets and liabilities	1.1	25.2
Amortization of deferred financing costs	(2.1)	(2.0)
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	41.6	31.3
Distribution from equity investments	(2.6)	(4.7)
Earnings from equity investments	1.6	0.4
Other	(0.6)	(0.5)
Adjusted EBITDA	$239.0	$241.6
Less:
Interest, net(1)	39.5	29.3
Maintenance capital expenditures	2.9	0.7
Distributable cash flow	$196.6	$211.6

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 24, 2023, we declared a quarterly cash distribution of $0.5851 per Class A share, to be paid on May 12, 2023 to shareholders of record on May 4, 2023. Simultaneously, the Partnership will make a distribution of $0.5851 per Class B unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

As of March 31, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of March 31, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of March 31, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of March 31, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2023, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of March 31, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2023, borrowings of $121.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2023, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $8.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The change in operating cash flows resulted primarily from an increase in cash provided by changes in working capital of $24.1 million, partially offset by a decrease in revenues and other income of $7.4 million, an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $6.5 million, and a decrease in distributions received from equity investments of $2.1 million.

Investing Activities. Net cash used in investing activities increased $9.5 million for the three months ended March 31, 2023 compared to the same period in 2022 driven by higher payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities decreased $1.1 million for the three months ended March 31, 2023 compared to the same period in 2022. In the first three months of 2023, we used $100.0 million to repurchase Class B units of the Partnership and paid higher distributions to shareholders and noncontrolling interest of $5.7 million and higher transaction costs of $0.2 million compared to the same period in 2022. Our net proceeds from bank borrowings were $107.0 million higher in the first three months of 2023 compared to the same period in 2022.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2023	2022
(in millions)
Expansion capital expenditures	$54.4	$36.4
Maintenance capital expenditures	2.9	0.7
Total capital expenditures	57.3	37.1
(Increase) decrease in accrued capital expenditures	2.2	10.1
(Increase) decrease in capital expenditures included in accounts payable - affiliate	4.8	7.6
Additions to property, plant and equipment	$64.3	$54.8

Capital expenditures in 2023 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service later in 2023 and provide, in aggregate, an additional 100 MMcf/d of gas compression capacity when brought online. Capital expenditures in 2022 were also attributable to continued expansion of our compression capacity.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2023, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2023, our total debt had a carrying value of $2,990.1 million and a fair value of approximately $2,884.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $95.2 million or $100.3 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2022 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2023, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2023.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 10, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

a.	Exhibits

10.1

Unit Repurchase Agreement, dated as of March 27, 2023, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	32.2*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101(SCH)	Inline XBRL Taxonomy Extension Schema Document
	101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101(LAB)	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

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

Date: May 3, 2023