Form 10-Q
period 2023-06-30
Hess Midstream LP
filed 2023-08-03
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

56,858,493 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2023.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2023	2022
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.0	$3.1
Accounts receivable—affiliate:
From contracts with customers	110.3	123.0
Other current assets	0.8	6.2
Total current assets	114.1	132.3
Equity investments	92.8	93.9
Property, plant and equipment, net	3,188.3	3,172.8
Long-term receivable—affiliate	0.5	0.7
Deferred tax asset	254.0	177.2
Other noncurrent assets	10.0	11.3
Total assets	$3,659.7	$3,588.2
Liabilities
Accounts payable—trade	$27.5	$35.0
Accounts payable—affiliate	23.6	27.7
Accrued liabilities	82.7	82.9
Current maturities of long-term debt	7.5	2.5
Other current liabilities	7.5	11.4
Total current liabilities	148.8	159.5
Long-term debt	3,061.2	2,883.1
Deferred tax liability	0.4	0.5
Other noncurrent liabilities	14.5	16.1
Total liabilities	3,224.9	3,059.2
Partners' capital
Class A shares (56,858,493 shares issued and outstanding as of June 30, 2023; 44,002,846 shares issued and outstanding as of December 31, 2022)	302.1	245.1
Class B shares (176,113,268 shares issued and outstanding as of June 30, 2023; 195,847,606 shares issued and outstanding as of December 31, 2022)	-	-
Total Class A and Class B partners' capital	302.1	245.1
Noncontrolling interest	132.7	283.9
Total partners' capital	434.8	529.0
Total liabilities and partners' capital	$3,659.7	$3,588.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions, except per share data)
Revenues
Affiliate services	$321.9	$313.0	$625.3	$625.1
Other income	2.1	0.4	3.7	0.7
Total revenues	324.0	313.4	629.0	625.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	73.1	67.8	135.6	134.3
Depreciation expense	47.0	45.0	94.4	89.4
General and administrative expenses	5.8	5.3	12.2	11.3
Total operating costs and expenses	125.9	118.1	242.2	235.0
Income from operations	198.1	195.3	386.8	390.8
Income from equity investments	1.7	1.0	3.3	1.4
Interest expense, net	43.8	37.4	85.4	68.7
Income before income tax expense	156.0	158.9	304.7	323.5
Income tax expense	8.1	7.1	14.6	12.1
Net income	147.9	151.8	290.1	311.4
Less: Net income attributable to noncontrolling interest	122.8	129.8	244.3	272.5
Net income attributable to Hess Midstream LP	$25.1	$22.0	$45.8	$38.9

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.50	$0.51	$0.97	$1.01
Diluted	$0.50	$0.50	$0.97	$0.99
Weighted average Class A shares outstanding
Basic	50.1	43.7	47.1	38.7
Diluted	50.2	43.7	47.1	38.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5
Net income	25.1	-	122.8	147.9
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5851 per share	(25.9)	-	(112.4)	(138.3)
Recognition of deferred tax asset	87.2	-	-	87.2
Sale of shares held by Sponsors	11.0	-	(11.0)	-
Class B unit repurchase	(23.4)	-	(76.6)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at June 30, 2023	$302.1	$-	$132.7	$434.8

Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8
Net income	22.0	-	129.8	151.8
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5492 per share	(24.2)	-	(107.6)	(131.8)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.2)	-	(0.9)	(1.1)
Balance at June 30, 2022	$248.7	$-	$238.8	$487.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
(in millions)
Cash flows from operating activities
Net income	$290.1	$311.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	94.4	89.4
(Income) loss from equity investments	(3.3)	(1.4)
Distributions from equity investments	4.4	6.1
Amortization of deferred financing costs	4.2	4.2
Equity-based compensation expense	1.0	0.9
Deferred income tax expense (benefit)	14.6	12.1
Changes in assets and liabilities:
Accounts receivable – affiliate	12.9	(33.2)
Other current and noncurrent assets	5.6	8.4
Accounts payable – trade	(7.5)	5.4
Accounts payable – affiliate	(4.4)	(5.7)
Accrued liabilities	(2.7)	6.8
Other current and noncurrent liabilities	(6.0)	(0.6)
Net cash provided by (used in) operating activities	403.3	403.8
Cash flows from investing activities
Additions to property, plant and equipment	(107.3)	(110.7)
Net cash provided by (used in) investing activities	(107.3)	(110.7)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	180.0	(13.0)
Bank borrowings with maturities of greater than 90 days
Repayments	-	(10.0)
Proceeds from issuance of senior notes	-	400.0
Deferred financing costs	-	(5.9)
Transaction costs	(1.1)	(1.2)
Class B unit repurchase	(200.0)	(400.0)
Distributions to shareholders	(51.0)	(41.7)
Distributions to noncontrolling interest	(224.0)	(221.1)
Net cash provided by (used in) financing activities	(296.1)	(292.9)
Increase (decrease) in cash and cash equivalents	(0.1)	0.2
Cash and cash equivalents, beginning of period	3.1	2.2
Cash and cash equivalents, end of period	$3.0	$2.4
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(2.1)	$1.9
Recognition of deferred tax asset	$91.5	$86.4

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2023 and December 31, 2022, the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and the consolidated cash flows for the six months ended June 30, 2023 and 2022. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 75.6% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at June 30, 2023 (81.7% at December 31, 2022). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

Note 2. Equity Transactions

Equity Offering Transactions

On April 4, 2022, the Sponsors sold an aggregate of 10,235,000 of our Class A shares representing limited partner interests (the “Class A Shares”), inclusive of the underwriters’ option to purchase up to 1,335,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $29.50 per Class A Share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $291.7 million, after deducting underwriting discounts.

On May 19, 2023, the Sponsors sold an aggregate of 12,765,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,665,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $27.00 per Class A Share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $333.4 million, after deducting underwriting discounts.

The Company did not receive any proceeds in the offerings. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $11.0 million (six months ended June 30, 2022: $27.0 million) and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Class B Unit Repurchases

On March 29, 2022, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors, subject to the 2022 secondary equity offering transaction described above, an aggregate number of Class B Units to be determined by dividing (a) $400.0 million by (b) the public offering price of the Class A Shares to be set in the secondary offering. On April 4, 2022, the repurchase transaction closed, and the Partnership purchased directly from the Sponsors 13,559,322 Class B Units at a purchase price per Class B Unit of $29.50, which is equal to the public offering price per Class A Share in the 2022 equity offering transaction described above. The 2022 repurchase transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from a $400.0 million senior unsecured notes offering (see Note 6, Debt and Interest Expense).

On March 27, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 3,619,254 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on March 30, 2023. The purchase price per Class B Unit was $27.63, the closing price of the Class A Shares on March 27, 2023. The March 2023 repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

On June 26, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 3,350,084 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on June 29, 2023. The purchase price per Class B Unit was $29.85, the closing price of the Class A Shares on June 26, 2023. The June 2023 repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $1.8 million of costs directly attributable to the repurchase transactions that were charged to equity (six months ended June 30, 2022: $1.5 million).

As a result of the equity offerings and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $91.5 million (six months ended June 30, 2022: $86.4 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

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

For the three and six months ended June 30, 2023 and 2022, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Oil and gas gathering services	$152.7	$148.4	$297.3	$293.7
Processing and storage services	121.6	116.5	235.4	230.3
Terminaling and export services	26.2	30.3	51.4	65.0
Water gathering and disposal services	21.4	17.8	41.2	36.1
Total revenues from contracts with customers	$321.9	$313.0	$625.3	$625.1
Other income	2.1	0.4	3.7	0.7
Total revenues	$324.0	$313.4	$629.0	$625.8

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Oil and gas gathering services	$1.4	$30.5	$3.6	$51.8
Processing and storage services	-	16.5	(0.3)	22.8
Terminaling and export services	0.8	10.3	3.2	16.6
Water gathering disposal services	-	0.4	-	0.4
Total	$2.2	$57.7	$6.5	$91.6

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Electricity and other related fees	$11.5	$12.0	$22.5	$22.5
Produced water trucking and disposal costs	8.7	7.9	17.0	15.8
Rail transportation costs	(1.6)	-	(3.4)	4.3
Total	$18.6	$19.9	$36.1	$42.6

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2023 and 2022, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Operating and maintenance expenses	$19.5	$16.7	$37.4	$33.6
General and administrative expenses	3.8	3.8	7.7	7.5
Total	$23.3	$20.5	$45.1	$41.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2023 and 2022, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Processing fee incurred	$5.8	$4.7	$10.8	$9.2
Earnings from equity investments	1.7	1.0	3.3	1.4
Distributions received from equity investments	1.8	1.4	4.4	6.1

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2023	December 31, 2022
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,617.3	$1,591.7
Compressors, pumping stations and terminals	22 to 25 years	933.9	923.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	416.6	414.4
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.1	389.3
Storage facilities	20 to 25 years	19.7	19.7
Other	20 to 25 years	25.6	25.5
Construction-in-progress	N/A	187.3	136.3
Total property, plant and equipment, at cost		4,680.0	4,570.5
Accumulated depreciation		(1,491.7)	(1,397.7)
Property, plant and equipment, net		$3,188.3	$3,172.8

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2023	December 31, 2022
(in millions)
Accrued interest	$35.5	$35.4
Accrued capital expenditures	25.9	24.1
Other accruals	21.3	23.4
Total	$82.7	$82.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

As of June 30, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of June 30, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of June 30, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of June 30, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2023, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of June 30, 2023, borrowings of $198.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2023, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At June 30, 2023, our total debt had a carrying value of $3,068.7 million and had a fair value of approximately $2,924.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2023, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022	February 2, 2023	February 13, 2023	$0.5696
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023(1)	August 3, 2023	August 14, 2023	$0.6011

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income	$147.9	$151.8	$290.1	$311.4
Less: Net income attributable to noncontrolling interest	122.8	129.8	244.3	272.5
Net income attributable to Hess Midstream LP	25.1	22.0	45.8	38.9
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.50	$0.51	$0.97	$1.01
Diluted:	$0.50	$0.50	$0.97	$0.99
Weighted average Class A shares outstanding:
Basic:	50.1	43.7	47.1	38.7
Diluted:	50.2	43.7	47.1	38.8

For the three and six months ended June 30, 2023 the weighted average number of Class A Shares outstanding included 19,640 and 40,103 dilutive restricted shares, respectively, compared with 50,874 and 76,243 dilutive restricted shares for the three and six months ended June 30, 2022, respectively.

Note 9. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2023 and 2022.

Note 10. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. It is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. Remediation infrastructure was put in place and remediation and monitoring is ongoing.

As of June 30, 2023 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $0.9 million and $3.5 million, respectively, compared with $1.4 million and $4.3 million, respectively, as of December 31, 2022.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of June 30, 2023 and December 31, 2022, we did not have material accrued liabilities for legal contingencies.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2023
Revenues and other income	$174.5	$122.8	$26.7	$-	$324.0
Net income (loss)	100.0	85.1	16.7	(53.9)	147.9
Net income (loss) attributable to Hess Midstream LP	21.3	18.3	3.4	(17.9)	25.1
Depreciation expense	28.2	14.5	4.3	-	47.0
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	1.7	-	-	1.7
Interest expense, net	-	-	-	43.8	43.8
Income tax expense	-	-	-	8.1	8.1
Adjusted EBITDA	128.2	100.9	21.0	(2.0)	248.1
Capital expenditures*	46.4	2.7	3.0	-	52.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2022
Revenues and other income	$166.2	$116.5	$30.7	$-	$313.4
Net income (loss)	95.2	81.3	21.3	(46.0)	151.8
Net income (loss) attributable to Hess Midstream LP	17.6	15.0	3.8	(14.4)	22.0
Depreciation expense	26.6	14.4	4.0	-	45.0
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	1.0	-	-	1.0
Interest expense, net	-	-	-	37.4	37.4
Income tax expense	-	-	-	7.1	7.1
Adjusted EBITDA	121.8	97.0	25.3	(1.5)	242.6
Capital expenditures*	67.7	1.3	2.7	-	71.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2023
Revenues and other income	$339.2	$237.2	$52.6	$-	$629.0
Net income (loss)	195.1	165.2	34.3	(104.5)	290.1
Net income (loss) attributable to Hess Midstream LP	38.7	32.8	6.7	(32.4)	45.8
Depreciation expense	57.0	29.0	8.4	-	94.4
Proportional share of equity affiliates' depreciation	-	2.6	-	-	2.6
Income from equity investments	-	3.3	-	-	3.3
Interest expense, net	-	-	-	85.4	85.4
Income tax expense	-	-	-	14.6	14.6
Adjusted EBITDA	252.1	196.8	42.7	(4.5)	487.1
Capital expenditures*	95.8	3.6	10.0	-	109.4

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2022
Revenues and other income	$329.8	$230.3	$65.7	$-	$625.8
Net income (loss)	193.4	159.4	43.2	(84.6)	311.4
Net income (loss) attributable to Hess Midstream LP	30.6	25.4	6.7	(23.8)	38.9
Depreciation expense	52.5	28.8	8.1	-	89.4
Proportional share of equity affiliates' depreciation	-	2.6	-	-	2.6
Income from equity investments	-	1.4	-	-	1.4
Interest expense, net	-	-	-	68.7	68.7
Income tax expense	-	-	-	12.1	12.1
Adjusted EBITDA	245.9	190.8	51.3	(3.8)	484.2
Capital expenditures*	103.4	2.2	3.2	-	108.8

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	June 30, 2023	December 31, 2022
(in millions)
Gathering	$2,053.0	$2,022.0
Processing and Storage(1)	1,068.1	1,099.2
Terminaling and Export	272.0	275.8
Interest and Other	266.6	191.2
Total assets	$3,659.7	$3,588.2

(1) Includes investment in equity investees of $92.8 million as of June 30, 2023 and $93.9 million as of December 31, 2022.

Note 12. Subsequent Events

On July 24, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.6011 per Class A Share for the quarter ended June 30, 2023. The distribution represents an approximate 2.7% increase in the quarterly distribution per Class A Share for the second quarter of 2023 as compared with the first quarter of 2023. The distribution will be payable on August 14, 2023, to shareholders of record as of the close of business on August 3, 2023. Simultaneously, the Partnership will make a distribution of $0.6011 per Class B Unit of the Partnership to the Sponsors.

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

On March 30, 2023, the Partnership purchased directly from the Sponsors 3,619,254 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $27.63, the closing price of the Class A shares representing limited partner interests in the Company (“Class A Shares”) on March 27, 2023. On June 29, 2023, the Partnership purchased directly from the Sponsors 3,350,084 Class B Units for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $29.85, the closing price of the Class A Shares on June 26, 2023. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility.

On May 19, 2023, the Sponsors sold an aggregate of 12,765,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,665,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $27.00 per Class A Share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $333.4 million, after deducting underwriting discounts. The Company did not receive any proceeds from the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors.

In addition, we utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an immediate 1.5% increase in our quarterly distribution level per Class A Share in each of the first two quarters of 2023 in addition to the quarterly 1.2% increase per Class A Share consistent with our target of at least 5% growth in annual distributions per Class A Share.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2023 included:

•
Consolidated net income of $147.9 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $25.1 million, or $0.50 basic earnings per Class A Share;
•
Net cash provided by operating activities of $204.6 million;
•
Adjusted EBITDA of $248.1 million;
•
Distributable cash flow of $202.6 million;
•
Cash distribution of $0.6011 per Class A Share declared on July 24, 2023, an approximate 2.7% increase in the quarterly distribution per Class A Share for the second quarter of 2023 as compared with the first quarter of 2023. The increase consists of an approximate 1.5% increase in the Company’s distribution level per Class A Share in addition to the quarterly 1.2% increase per Class A Share consistent with its target of at least 5% growth in annual distributions per Class A Share.

Revenues and other income in the second quarter of 2023 were $324.0 million compared with $313.4 million in the prior-year quarter. Second quarter 2023 revenues and other income were up $10.6 million compared to the prior-year quarter primarily due to higher tariff rates partly offset by lower shortfall fees due to the transition from higher MVC levels in 2022 to actual physical volumes in 2023 that are at or above MVCs. Total operating costs and expenses in the second quarter of 2023 were $125.9 million, compared with $118.1 million in the prior-year quarter. The increase was primarily attributable to higher operating expenses and higher depreciation expense for additional assets placed in service. Interest expense in the second quarter of 2023 was $43.8 million, up from $37.4 million in the prior-year quarter primarily attributable to higher interest rates on the Term Loan A and revolving credit facilities. Income tax expense increased $1.0 million resulting from ownership changes following Class B Unit repurchase and secondary equity offering transactions. As a result, consolidated net income decreased $3.9 million while Adjusted EBITDA increased $5.5 million for the second quarter of 2023 compared with the second quarter of 2022.

Throughput volumes increased 23% for gas processing and 19% for gas gathering in the second quarter of 2023 compared with the second quarter of 2022 primarily due to higher production, including third-party volumes, higher gas capture, and recovery from severe weather in the second quarter of 2022. Water gathering volumes increased 34% reflecting continued steady organic growth of our water handling business. Throughput volumes in the second quarter of 2023 compared with the second quarter of 2022 increased 16% for terminaling and 7% for crude oil gathering primarily due to higher production and higher third-party volumes.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Results of operations for the three months ended June 30, 2023 and 2022 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$174.1	$121.6	$26.2	$-	$321.9
Other income	0.4	1.2	0.5	-	2.1
Total revenues	174.5	122.8	26.7	-	324.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	43.8	23.8	5.5	-	73.1
Depreciation expense	28.2	14.5	4.3	-	47.0
General and administrative expenses	2.5	1.1	0.2	2.0	5.8
Total operating costs and expenses	74.5	39.4	10.0	2.0	125.9
Income (loss) from operations	100.0	83.4	16.7	(2.0)	198.1
Income from equity investments	-	1.7	-	-	1.7
Interest expense, net	-	-	-	43.8	43.8
Income (loss) before income tax expense	100.0	85.1	16.7	(45.8)	156.0
Income tax expense	-	-	-	8.1	8.1
Net income (loss)	100.0	85.1	16.7	(53.9)	147.9
Less: Net income (loss) attributable to noncontrolling interest	78.7	66.8	13.3	(36.0)	122.8
Net income (loss) attributable to Hess Midstream LP	$21.3	$18.3	$3.4	$(17.9)	$25.1

Throughput volumes
Gas gathering (MMcf/d)(1)	369				369
Crude oil gathering (MBbl/d)(2)	94				94
Gas processing (MMcf/d)(1)		358			358
Crude oil terminaling (MBbl/d)(2)			108		108
NGL loading (MBbl/d)(2)			12		12
Water gathering (MBbl/d)(2)	87				87

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$166.2	$116.5	$30.3	$-	$313.0
Other income	-	-	0.4	-	0.4
Total revenues	166.2	116.5	30.7	-	313.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	41.8	20.8	5.2	-	67.8
Depreciation expense	26.6	14.4	4.0	-	45.0
General and administrative expenses	2.6	1.0	0.2	1.5	5.3
Total operating costs and expenses	71.0	36.2	9.4	1.5	118.1
Income (loss) from operations	95.2	80.3	21.3	(1.5)	195.3
Income from equity investments	-	1.0	-	-	1.0
Interest expense, net	-	-	-	37.4	37.4
Income (loss) before income tax expense	95.2	81.3	21.3	(38.9)	158.9
Income tax expense	-	-	-	7.1	7.1
Net Income (loss)	95.2	81.3	21.3	(46.0)	151.8
Less: Net income (loss) attributable to noncontrolling interest	77.6	66.3	17.5	(31.6)	129.8
Net income (loss) attributable to Hess Midstream LP	$17.6	$15.0	$3.8	$(14.4)	$22.0

Throughput volumes
Gas gathering (MMcf/d)(1)	309				309
Crude oil gathering (MBbl/d)(2)	88				88
Gas processing (MMcf/d)(1)		292			292
Crude oil terminaling (MBbl/d)(2)			93		93
NGL loading (MBbl/d)(2)			9		9
Water gathering (MBbl/d)(2)	65				65

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $8.3 million in the second quarter of 2023 compared to the second quarter of 2022, of which $15.6 million is attributable to higher tariff rates, $2.7 million is attributable to higher water gathering and disposal revenue and $0.6 million is attributable to other income, including pass-through income. While physical crude oil gathering volumes increased in the second quarter of 2023, they remained below MVCs resulting in a partially offsetting $5.4 million decline in revenues due to the reduction in the MVC levels from the second quarter of 2022. The remaining decrease of $5.2 million is attributable to gas gathering volumes where actual physical volumes were above MVCs in the second quarter of 2023 and below MVCs in the second quarter of 2022, with physical volumes in 2023 lower than MVC levels in 2022.

Operating and maintenance expenses increased $2.0 million primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $1.6 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $6.3 million in the second quarter of 2023 compared to the second quarter of 2022, of which $3.1 million is attributable to higher gas processing volumes where actual physical volumes were above MVC levels in the second quarter of 2023, $1.9 million is attributable to higher tariff rates and $1.3 million is attributable to other income, including pass-through income.

Operating and maintenance expenses increased $3.0 million, of which $1.3 million is attributable to higher maintenance costs, $0.8 million is attributable to higher third-party processing fees due to higher volumes processed at the LM4 plant and $0.9 million is attributable to all other operating expenses.

Income from equity investments increased $0.7 million in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $4.0 million in the second quarter of 2023 compared to the second quarter of 2022. Although physical volumes increased in the second quarter of 2023, they remained below the MVC levels of the second quarter of 2022, resulting in a $6.0 million decline in revenues. Additionally, $1.6 million of the decrease is attributable to lower rail transportation pass-through revenues. This decrease was partially offset by $3.6 million attributable to higher tariff rates and other income.

Total operating costs and expenses in the Terminaling an Export segment were relatively flat in the second quarter of 2023 compared to the second quarter of 2022, as higher maintenance costs were offset by lower rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $6.4 million in the second quarter of 2023 compared to the second quarter of 2022, primarily attributable to higher interest rates on the Term Loan A and revolving credit facilities. Income tax expense increased $1.0 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2022 and 2023.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Results of operations for the six months ended June 30, 2023 and 2022 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$338.5	$235.4	$51.4	$-	$625.3
Other income	0.7	1.8	1.2	-	3.7
Total revenues	339.2	237.2	52.6	-	629.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	82.2	44.0	9.4	-	135.6
Depreciation expense	57.0	29.0	8.4	-	94.4
General and administrative expenses	4.9	2.3	0.5	4.5	12.2
Total operating costs and expenses	144.1	75.3	18.3	4.5	242.2
Income (loss) from operations	195.1	161.9	34.3	(4.5)	386.8
Income from equity investments	-	3.3	-	-	3.3
Interest expense, net	-	-	-	85.4	85.4
Income (loss) before income tax expense	195.1	165.2	34.3	(89.9)	304.7
Income tax expense	-	-	-	14.6	14.6
Net income (loss)	195.1	165.2	34.3	(104.5)	290.1
Less: Net income (loss) attributable to noncontrolling interest	156.4	132.4	27.6	(72.1)	244.3
Net income (loss) attributable to Hess Midstream LP	$38.7	$32.8	$6.7	$(32.4)	$45.8

Throughput volumes
Gas gathering (MMcf/d)	358				358
Crude oil gathering (MBbl/d)	94				94
Gas processing (MMcf/d)		348			348
Crude oil terminaling (MBbl/d)			106		106
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	83				83

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$329.8	$230.3	$65.0	$-	$625.1
Other income	-	-	0.7	-	0.7
Total revenues	329.8	230.3	65.7	-	625.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	78.8	41.5	14.0	-	134.3
Depreciation expense	52.5	28.8	8.1	-	89.4
General and administrative expenses	5.1	2.0	0.4	3.8	11.3
Total operating costs and expenses	136.4	72.3	22.5	3.8	235.0
Income (loss) from operations	193.4	158.0	43.2	(3.8)	390.8
Income from equity investments	-	1.4	-	-	1.4
Interest expense, net	-	-	-	68.7	68.7
Income (loss) before income tax expense	193.4	159.4	43.2	(72.5)	323.5
Income tax expense	-	-	-	12.1	12.1
Net Income (loss)	193.4	159.4	43.2	(84.6)	311.4
Less: Net income (loss) attributable to noncontrolling interest	162.8	134.0	36.5	(60.8)	272.5
Net income (loss) attributable to Hess Midstream LP	$30.6	$25.4	$6.7	$(23.8)	$38.9

Throughput volumes
Gas gathering (MMcf/d)	318				318
Crude oil gathering (MBbl/d)	95				95
Gas processing (MMcf/d)		304			304
Crude oil terminaling (MBbl/d)			100		100
NGL loading (MBbl/d)			12		12
Water gathering (MBbl/d)	68				68

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $9.4 million in the first six months of 2023 compared to the first six months of 2022, of which $30.0 million is attributable to higher tariff rates, $3.8 million is attributable to higher water gathering and disposal revenue, $1.5 million is attributable to higher pass-through revenues and $0.7 million is attributable to other income. Despite higher gas gathering physical volumes in the first six months of 2023, these revenue increases were partially offset by $15.7 million as the higher gas gathering volumes were still below the MVC levels in the first six months of 2022. In addition, while crude oil gathering physical volumes increased in the first six months of 2023, they remained below MVCs resulting in a $10.9 million decline in revenues due to the reduction in the MVC levels from the first six months of 2022.

Operating and maintenance expenses increased $3.4 million in the first six months of 2023 compared to the first six months of 2022, of which $1.9 million is primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements and $1.5 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $4.5 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $6.9 million in the first six months of 2023 compared to the first six months of 2022, of which $3.7 million is attributable to higher tariff rates, $1.7 million is attributable to higher gas processing volumes where actual physical volumes were above MVC levels in the first six months of 2023 and $1.5 million is attributable to other income, including pass-through income.

Operating and maintenance expenses increased $2.5 million, of which $1.3 million is attributable to higher maintenance costs, $0.5 million is attributable to higher third-party processing fees due to higher volumes processed at the LM4 plant and $0.7 million is attributable all other operating expenses.

Income from equity investments increased $1.9 million in the first six months of 2023 compared to the first six months of 2022 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $13.1 million in the first six months of 2023 compared to the first six months of 2022. Although physical volumes increased in the first six months of 2023, they remained below the MVC levels of the first six months of 2022, resulting in a $12.4 million decline in revenues. Additionally, $7.7 million of the decrease is attributable to lower rail transportation pass-through revenues. These decreases were partially offset by $7.0 million attributable to higher tariff rates and other income.

Operating and maintenance expenses decreased $4.6 million, of which $7.7 million is attributable to lower rail transportation pass-through costs, partially offset by $3.1 million higher maintenance and other operating costs.

Interest and Other

Interest expense, net of interest income, increased $16.7 million in the first six months of 2023 compared to the first six months of 2022, of which $10.7 million is attributable to higher interest rates on the Term Loan A and revolving credit facilities and $6.0 million is attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense increased $2.5 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2022 and 2023.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future. In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the Initial Term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in September 2021 and to four operated rigs in July 2022. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility. All of our volumes are expected to be approximately at or above MVC levels in 2023 on a full year basis, followed by growing volumes above currently established MVC levels in 2024 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$147.9	$151.8	$290.1	$311.4
Plus:
Depreciation expense	47.0	45.0	94.4	89.4
Proportional share of equity affiliates' depreciation	1.3	1.3	2.6	2.6
Interest expense, net	43.8	37.4	85.4	68.7
Income tax expense	8.1	7.1	14.6	12.1
Adjusted EBITDA	$248.1	$242.6	$487.1	$484.2
Less:
Interest, net(1)	41.7	35.2	81.2	$64.5
Maintenance capital expenditures	3.8	1.2	6.7	1.9
Distributable cash flow	$202.6	$206.2	$399.2	$417.8

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$204.6	$213.2	$403.3	$403.8
Changes in assets and liabilities	1.0	(6.3)	2.1	18.9
Amortization of deferred financing costs	(2.1)	(2.2)	(4.2)	(4.2)
Proportional share of equity affiliates' depreciation	1.3	1.3	2.6	2.6
Interest expense, net	43.8	37.4	85.4	68.7
Distribution from equity investments	(1.8)	(1.4)	(4.4)	(6.1)
Earnings from equity investments	1.7	1.0	3.3	1.4
Other	(0.4)	(0.4)	(1.0)	(0.9)
Adjusted EBITDA	$248.1	$242.6	$487.1	$484.2
Less:
Interest, net(1)	41.7	35.2	81.2	64.5
Maintenance capital expenditures	3.8	1.2	6.7	1.9
Distributable cash flow	$202.6	$206.2	$399.2	$417.8

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 24, 2023, we declared a quarterly cash distribution of $0.6011 per Class A Share, to be paid on August 14, 2023 to shareholders of record on August 3, 2023. Simultaneously, the Partnership will make a distribution of $0.6011 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

As of June 30, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of June 30, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of June 30, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of June 30, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2023, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of June 30, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of June 30, 2023, borrowings of $198.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2023, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities decreased $0.5 million for the six months ended June 30, 2023, compared to the same period in 2022. The change in operating cash flows resulted primarily from an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $18.8 million, a decrease in distributions received from equity investments of $1.7 million, partially offset by an increase in cash provided by changes in working capital of $16.8 million, and an increase in revenue of $3.2 million.

Investing Activities. Net cash used in investing activities decreased $3.4 million for the six months ended June 30, 2023, compared to the same period in 2022 driven by lower payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities increased $3.2 million for the six months ended June 30, 2023, compared to the same period in 2022. In the first six months of 2023, we had lower net proceeds from bank borrowings of $191.1 million, net of any changes in financing costs, higher distributions to shareholders and noncontrolling interest of $12.2 million and spent $200.0 million less for repurchases of Class B Units of the Partnership compared to the same period in 2022.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2023	2022
(in millions)
Expansion capital expenditures	$102.7	$106.9
Maintenance capital expenditures	6.7	1.9
Total capital expenditures	109.4	108.8
(Increase) decrease in accrued capital expenditures	(1.8)	(1.5)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(0.3)	3.4
Additions to property, plant and equipment	$107.3	$110.7

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2023, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2023, our total debt had a carrying value of $3,068.7 million and a fair value of approximately $2,924.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $95.1 million or $101.1 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2022 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2023, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2023.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

.	Exhibits

10.1

Unit Repurchase Agreement, dated as of June 26, 2023, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023)

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

Date: August 3, 2023