Form 10-Q
period 2023-09-30
Hess Midstream LP
filed 2023-11-02
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

68,358,493 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 31, 2023.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2023	2022
(in millions, except share amounts)
Assets
Cash and cash equivalents	$3.3	$3.1
Accounts receivable—affiliate:
From contracts with customers	122.0	123.0
Other current assets	12.4	6.2
Total current assets	137.7	132.3
Equity investments	91.4	93.9
Property, plant and equipment, net	3,207.8	3,172.8
Long-term receivable—affiliate	0.4	0.7
Deferred tax asset	329.0	177.2
Other noncurrent assets	9.2	11.3
Total assets	$3,775.5	$3,588.2
Liabilities
Accounts payable—trade	27.7	$35.0
Accounts payable—affiliate	36.2	27.7
Accrued liabilities	89.2	82.9
Current maturities of long-term debt	10.0	2.5
Other current liabilities	10.7	11.4
Total current liabilities	173.8	159.5
Long-term debt	3,138.3	2,883.1
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	17.6	16.1
Total liabilities	3,330.2	3,059.2
Partners' capital
Class A shares (68,358,493 shares issued and outstanding as of September 30, 2023; 44,002,846 shares issued and outstanding as of December 31, 2022)	367.4	245.1
Class B shares (161,311,848 shares issued and outstanding as of September 30, 2023; 195,847,606 shares issued and outstanding as of December 31, 2022)	-	-
Total Class A and Class B partners' capital	367.4	245.1
Noncontrolling interest	77.9	283.9
Total partners' capital	445.3	529.0
Total liabilities and partners' capital	$3,775.5	$3,588.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions, except per share data)
Revenues
Affiliate services	$361.3	$334.2	$986.6	$959.3
Other income	1.8	0.6	5.5	1.3
Total revenues	363.1	334.8	992.1	960.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	89.4	79.6	225.0	213.9
Depreciation expense	47.7	45.5	142.1	134.9
General and administrative expenses	6.0	5.7	18.2	17.0
Total operating costs and expenses	143.1	130.8	385.3	365.8
Income from operations	220.0	204.0	606.8	594.8
Income from equity investments	2.0	2.8	5.3	4.2
Interest expense, net	45.8	39.9	131.2	108.6
Income before income tax expense	176.2	166.9	480.9	490.4
Income tax expense	11.4	7.5	26.0	19.6
Net income	164.8	159.4	454.9	470.8
Less: Net income attributable to noncontrolling interest	129.5	136.2	373.8	408.7
Net income attributable to Hess Midstream LP	$35.3	$23.2	$81.1	$62.1

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.57	$0.53	$1.56	$1.54
Diluted	$0.57	$0.53	$1.54	$1.52
Weighted average Class A shares outstanding
Basic	62.5	44.0	52.2	40.5
Diluted	62.5	44.1	52.2	40.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5
Net income	25.1	-	122.8	147.9
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5851 per share	(25.9)	-	(112.4)	(138.3)
Recognition of deferred tax asset	87.2	-	-	87.2
Sale of shares held by Sponsors	11.0	-	(11.0)	-
Class B unit repurchase	(23.4)	-	(76.6)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at June 30, 2023	$302.1	$-	$132.7	$434.8
Net income	35.3	-	129.5	164.8
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.6011 per share	(34.2)	-	(105.9)	(140.1)
Recognition of deferred tax asset	86.2	-	-	86.2
Sale of shares held by Sponsors	6.8	-	(6.8)	-
Class B unit repurchase	(28.9)	-	(71.1)	(100.0)
Transaction costs	(0.2)	-	(0.5)	(0.7)
Balance at September 30, 2023	$367.4	$-	$77.9	$445.3

Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	16.9	-	142.7	159.6
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.5167 per share	(17.5)	-	(113.5)	(131.0)
Transaction costs	(0.1)	-	(0.3)	(0.4)
Balance at March 31, 2022	$203.9	$-	$577.9	$781.8
Net income	22.0	-	129.8	151.8
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5492 per share	(24.2)	-	(107.6)	(131.8)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.2)	-	(0.9)	(1.1)
Balance at June 30, 2022	$248.7	$-	$238.8	$487.5
Net income	23.2	-	136.2	159.4
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5559 per share	(24.5)	-	(108.9)	(133.4)
Balance at September 30, 2022	$247.8	$-	$266.1	$513.9

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
(in millions)
Cash flows from operating activities
Net income	$454.9	$470.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	142.1	134.9
(Income) loss from equity investments	(5.3)	(4.2)
Distributions from equity investments	7.8	7.5
Amortization of deferred financing costs	6.3	6.6
Equity-based compensation expense	1.3	1.3
Deferred income tax expense (benefit)	25.9	19.6
Changes in assets and liabilities:
Accounts receivable – affiliate	1.3	(10.3)
Other current and noncurrent assets	(5.7)	(3.9)
Accounts payable – trade	(7.6)	7.7
Accounts payable – affiliate	(0.6)	(1.7)
Accrued liabilities	0.8	8.0
Other current and noncurrent liabilities	(2.4)	2.2
Net cash provided by (used in) operating activities	618.8	638.5
Cash flows from investing activities
Additions to property, plant and equipment	(160.0)	(176.6)
Net cash provided by (used in) investing activities	(160.0)	(176.6)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	258.0	(61.0)
Bank borrowings with maturities of greater than 90 days
Borrowings	-	20.0
Repayments	-	(10.0)
Proceeds from issuance of senior notes	-	400.0
Deferred financing costs	-	(13.0)
Transaction costs	(1.5)	(1.3)
Class B unit repurchase	(300.0)	(400.0)
Distributions to shareholders	(85.2)	(66.2)
Distributions to noncontrolling interest	(329.9)	(330.0)
Net cash provided by (used in) financing activities	(458.6)	(461.5)
Increase (decrease) in cash and cash equivalents	0.2	0.4
Cash and cash equivalents, beginning of period	3.1	2.2
Cash and cash equivalents, end of period	$3.3	$2.6
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(13.9)	$7.2
Recognition of deferred tax asset	$177.7	$86.4

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2023 and December 31, 2022, the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and the consolidated cash flows for the nine months ended September 30, 2023 and 2022. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 70.2% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at September 30, 2023 (81.7% at December 31, 2022). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

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

On August 17, 2023, GIP sold an aggregate of 10,000,000 of our Class A Shares in an underwritten public offering at a price of $28.80 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A Shares at the same price per Class A Share, less underwriting discounts, which was exercised in full on August 22, 2023. GIP received net proceeds from the offering of approximately $328.8 million, after deducting underwriting discounts.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $17.8 million (nine months ended September 30, 2022: $27.0 million) and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

On September 19, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 3,301,420 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on September 22, 2023. The purchase price per Class B Unit was $30.29, the closing price of the Class A Shares on September 19, 2023.

The 2023 repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $2.5 million of costs directly attributable to the repurchase transactions that were charged to equity (nine months ended September 30, 2022: $1.5 million).

As a result of the equity offering and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $177.7 million (nine months ended September 30, 2022: $86.4 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

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

For the three and nine months ended September 30, 2023 and 2022, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Oil and gas gathering services	$170.5	$160.5	$467.8	$454.2
Processing and storage services	132.2	121.7	367.6	352.0
Terminaling and export services	31.8	30.5	83.2	95.5
Water gathering and disposal services	26.8	21.5	68.0	57.6
Total revenues from contracts with customers	$361.3	$334.2	$986.6	$959.3
Other income	1.8	0.6	5.5	1.3
Total revenues	$363.1	$334.8	$992.1	$960.6

The following table presents MVC shortfall fees earned during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Oil and gas gathering services	$2.8	$20.1	$6.4	$71.9
Processing and storage services	-	-	(0.3)	22.8
Terminaling and export services	-	6.9	3.2	23.5
Water gathering disposal services	-	-	-	0.4
Total	$2.8	$27.0	$9.3	$118.6

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Electricity and other related fees	$13.0	$12.7	$35.5	$35.2
Produced water trucking and disposal costs	12.1	9.4	29.1	25.2
Rail transportation costs	-	-	(3.4)	4.3
Total	$25.1	$22.1	$61.2	$64.7

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2023 and 2022, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Operating and maintenance expenses	$18.7	$17.8	$56.1	$51.4
General and administrative expenses	4.0	4.0	11.7	11.5
Total	$22.7	$21.8	$67.8	$62.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2023 and 2022, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Processing fee incurred	$6.9	$6.7	$17.7	$15.9
Earnings from equity investments	2.0	2.8	5.3	4.2
Distributions received from equity investments	3.4	1.4	7.8	7.5

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2023	December 31, 2022
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,646.0	$1,591.7
Compressors, pumping stations and terminals	22 to 25 years	946.5	923.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	417.2	414.4
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.2	389.3
Storage facilities	20 to 25 years	19.7	19.7
Other	20 to 25 years	28.2	25.5
Construction-in-progress	N/A	209.7	136.3
Total property, plant and equipment, at cost		4,747.0	4,570.5
Accumulated depreciation		(1,539.2)	(1,397.7)
Property, plant and equipment, net		$3,207.8	$3,172.8

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2023	December 31, 2022
(in millions)
Accrued interest	$29.0	$35.4
Accrued capital expenditures	28.9	24.1
Other accruals	31.3	23.4
Total	$89.2	$82.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

As of September 30, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of September 30, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of September 30, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of September 30, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2023, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of September 30, 2023, borrowings of $276.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2023, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At September 30, 2023, our total debt had a carrying value of $3,148.3 million and had a fair value of approximately $2,954.5 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2023, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022	February 2, 2023	February 13, 2023	$0.5696
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023(1)	November 2, 2023	November 14, 2023	$0.6175

(1) For more information, see Note 12, Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income	$164.8	$159.4	$454.9	$470.8
Less: Net income attributable to noncontrolling interest	129.5	136.2	373.8	408.7
Net income attributable to Hess Midstream LP	35.3	23.2	81.1	62.1
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.57	$0.53	$1.56	$1.54
Diluted:	$0.57	$0.53	$1.54	$1.52
Weighted average Class A shares outstanding:
Basic:	62.5	44.0	52.2	40.5
Diluted:	62.5	44.1	52.2	40.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2023 the weighted average number of Class A Shares outstanding included 34,752 and 38,319 dilutive restricted shares, respectively, compared with 58,300 and 70,262 dilutive restricted shares for the three and nine months ended September 30, 2022, respectively.

Note 9. Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $1.3 million and $6.1 million, respectively, compared with $1.4 million and $4.3 million, respectively, as of December 31, 2022.

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

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of September 30, 2023 and December 31, 2022, we did not have material accrued liabilities for legal contingencies.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2023
Revenues and other income	$197.5	$133.2	$32.4	$-	$363.1
Net income (loss)	113.6	92.8	17.6	(59.2)	164.8
Net income (loss) attributable to Hess Midstream LP	30.0	24.5	4.8	(24.0)	35.3
Depreciation expense	28.9	14.5	4.3	-	47.7
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.0	-	-	2.0
Interest expense, net	-	-	-	45.8	45.8
Income tax expense	-	-	-	11.4	11.4
Adjusted EBITDA	142.5	108.6	21.9	(2.0)	271.0
Capital expenditures*	60.3	4.2	-	-	64.5

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2022
Revenues and other income	$182.0	$121.7	$31.1	$-	$334.8
Net income (loss)	103.4	83.9	21.2	(49.1)	159.4
Net income (loss) attributable to Hess Midstream LP	18.9	15.2	4.0	(14.9)	23.2
Depreciation expense	26.9	14.5	4.1	-	45.5
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.8	-	-	2.8
Interest expense, net	-	-	-	39.9	39.9
Income tax expense	-	-	-	7.5	7.5
Adjusted EBITDA	130.3	99.7	25.3	(1.7)	253.6
Capital expenditures*	55.8	2.6	2.2	-	60.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2023
Revenues and other income	$536.7	$370.4	$85.0	$-	$992.1
Net income (loss)	308.7	258.0	51.9	(163.7)	454.9
Net income (loss) attributable to Hess Midstream LP	68.7	57.3	11.5	(56.4)	81.1
Depreciation expense	85.9	43.5	12.7	-	142.1
Proportional share of equity affiliates' depreciation	-	3.9	-	-	3.9
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	131.2	131.2
Income tax expense	-	-	-	26.0	26.0
Adjusted EBITDA	394.6	305.4	64.6	(6.5)	758.1
Capital expenditures*	156.1	7.8	10.0	-	173.9

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2022
Revenues and other income	$511.8	$352.0	$96.8	$-	$960.6
Net income (loss)	296.8	243.3	64.4	(133.7)	470.8
Net income (loss) attributable to Hess Midstream LP	49.5	40.6	10.7	(38.7)	62.1
Depreciation expense	79.4	43.3	12.2	-	134.9
Proportional share of equity affiliates' depreciation	-	3.9	-	-	3.9
Income from equity investments	-	4.2	-	-	4.2
Interest expense, net	-	-	-	108.6	108.6
Income tax expense	-	-	-	19.6	19.6
Adjusted EBITDA	376.2	290.5	76.6	(5.5)	737.8
Capital expenditures*	159.2	4.8	5.4	-	169.4

*Includes acquisition, expansion and maintenance capital expenditures, as applicable.

Total assets for the reportable segments are as follows:

	September 30, 2023	December 31, 2022
(in millions)
Gathering	$2,103.0	$2,022.0
Processing and Storage(1)	1,061.1	1,099.2
Terminaling and Export	269.6	275.8
Interest and Other	341.8	191.2
Total assets	$3,775.5	$3,588.2

(1) Includes investment in equity investees of $91.4 million as of September 30, 2023 and $93.9 million as of December 31, 2022.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Subsequent Events

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is expected to close in the first half of 2024, subject to shareholder and regulatory approvals and other customary closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board.

On October 23, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.6175 per Class A Share for the quarter ended September 30, 2023. The distribution represents an approximate 2.7% increase in the quarterly distribution per Class A Share for the third quarter of 2023 as compared with the second quarter of 2023. The distribution will be payable on November 14, 2023, to shareholders of record as of the close of business on November 2, 2023. Simultaneously, the Partnership will make a distribution of $0.6175 per Class B Unit of the Partnership to the Sponsors.

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

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2022 Annual Report.

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

On March 30, 2023, the Partnership purchased directly from the Sponsors 3,619,254 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $27.63, the closing price of the Class A shares representing limited partner interests in the Company (“Class A Shares”) on March 27, 2023. On June 29, 2023, the Partnership purchased directly from the Sponsors 3,350,084 Class B Units for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $29.85, the closing price of the Class A Shares on June 26, 2023. On September 22, 2023, the Partnership purchased directly from the Sponsors 3,301,420 Class B Units for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $30.29, the closing price of the Class A Shares on September 19, 2023. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility.

On May 19, 2023, the Sponsors sold an aggregate of 12,765,000 of our Class A Shares, inclusive of the underwriters’ option to purchase up to 1,665,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $27.00 per Class A Share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $333.4 million, after deducting underwriting discounts. On August 17, 2023, GIP sold an aggregate of 10,000,000 of our Class A Shares in an underwritten public offering at a price of $28.80 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A Shares at the same price per Class A Share, less underwriting discounts, which was exercised in full on August 22, 2023. GIP received net proceeds from the offering of approximately $328.8 million, after deducting underwriting discounts. The Company did not receive any proceeds from the offering transactions. The offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors.

As a result of the equity offering and unit repurchase transactions described above, our public ownership increased from approximately 18% at December 31, 2022, to approximately 29.4% at September 30, 2023, on a consolidated basis.

We utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an immediate 1.5% increase in our quarterly distribution level per Class A Share in each of the first three quarters of 2023 in addition to the quarterly 1.2% increase per Class A Share consistent with our target of at least 5% growth in annual distributions per Class A Share.

PART I – FINANCIAL INFORMATION (CONT’D)

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is expected to close in the first half of 2024, subject to shareholder and regulatory approvals and other customary closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place. As part of the annual nomination process set forth in the Company’s long-term commercial agreements, the Company plans to set its MVCs and rates, which are expected to be set based on Hess’ current 4-rig program in the Bakken, and will release both in January 2024, consistent with prior practice. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2023 included:

•
Consolidated net income of $164.8 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $35.3 million, or $0.57 basic earnings per Class A Share;
•
Net cash provided by operating activities of $215.5 million;
•
Adjusted EBITDA of $271.0 million;
•
Distributable cash flow of $224.1 million;
•
Cash distribution of $0.6175 per Class A Share declared on October 23, 2023, an approximate 2.7% increase in the quarterly distribution per Class A Share for the third quarter of 2023 as compared with the second quarter of 2023. The increase consists of an approximate 1.5% increase in the Company’s distribution level per Class A Share in addition to the quarterly 1.2% increase per Class A Share consistent with its target of at least 5% growth in annual distributions per Class A Share.

Revenues and other income in the third quarter of 2023 were 363.1 million compared with $334.8 million in the prior-year quarter. Third quarter 2023 revenues and other income were up $28.3 million compared to the prior-year quarter primarily due to higher physical volumes and tariff rates, partially offset by lower shortfall fees due to the transition from higher MVC levels in 2022 to actual physical volumes in 2023 that are at or above MVCs. Total operating costs and expenses in the third quarter of 2023 were $143.1 million, compared with $130.8 million in the prior-year quarter. The increase was primarily attributable to higher maintenance expenses, pass-through expenses and higher depreciation expense for additional assets placed in service, partially offset by higher remediation costs associated with a produced water release in the prior-year quarter. Interest expense in the third quarter of 2023 was $45.8 million, up from $39.9 million in the prior-year quarter, primarily attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility. Income tax expense increased $3.9 million resulting from ownership changes following Class B Unit repurchases and secondary equity offering transactions. As a result, consolidated net income increased $5.4 million while Adjusted EBITDA increased $17.4 million for the third quarter of 2023 compared with the third quarter of 2022.

Throughput volumes increased 9% for gas gathering and gas processing in the third quarter of 2023 compared with the third quarter of 2022, primarily due to higher production, including third-party volumes, and higher gas capture. Throughput volumes increased 4% for crude oil gathering and 17% for terminaling in the third quarter of 2023 compared with the third quarter of 2022, primarily due to higher production and higher third-party volumes. Water gathering volumes increased 19% reflecting continued steady organic growth of our water handling business.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Results of operations for the three months ended September 30, 2023 and 2022 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$197.3	$132.2	$31.8	$-	$361.3
Other income	0.2	1.0	0.6	-	1.8
Total revenues	197.5	133.2	32.4	-	363.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	52.5	26.7	10.2	-	89.4
Depreciation expense	28.9	14.5	4.3	-	47.7
General and administrative expenses	2.5	1.2	0.3	2.0	6.0
Total operating costs and expenses	83.9	42.4	14.8	2.0	143.1
Income (loss) from operations	113.6	90.8	17.6	(2.0)	220.0
Income from equity investments	-	2.0	-	-	2.0
Interest expense, net	-	-	-	45.8	45.8
Income (loss) before income tax expense	113.6	92.8	17.6	(47.8)	176.2
Income tax expense	-	-	-	11.4	11.4
Net income (loss)	113.6	92.8	17.6	(59.2)	164.8
Less: Net income (loss) attributable to noncontrolling interest	83.6	68.3	12.8	(35.2)	129.5
Net income (loss) attributable to Hess Midstream LP	$30.0	$24.5	$4.8	$(24.0)	$35.3

Throughput volumes
Gas gathering (MMcf/d)(1)	404				404
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		386			386
Crude oil terminaling (MBbl/d)(2)			129		129
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	99				99

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$182.0	$121.7	$30.5	$-	$334.2
Other income	-	-	0.6	-	0.6
Total revenues	182.0	121.7	31.1	-	334.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	48.9	25.1	5.6	-	79.6
Depreciation expense	26.9	14.5	4.1	-	45.5
General and administrative expenses	2.8	1.0	0.2	1.7	5.7
Total operating costs and expenses	78.6	40.6	9.9	1.7	130.8
Income (loss) from operations	103.4	81.1	21.2	(1.7)	204.0
Income from equity investments	-	2.8	-	-	2.8
Interest expense, net	-	-	-	39.9	39.9
Income (loss) before income tax expense	103.4	83.9	21.2	(41.6)	166.9
Income tax expense	-	-	-	7.5	7.5
Net Income (loss)	103.4	83.9	21.2	(49.1)	159.4
Less: Net income (loss) attributable to noncontrolling interest	84.5	68.7	17.2	(34.2)	136.2
Net income (loss) attributable to Hess Midstream LP	$18.9	$15.2	$4.0	$(14.9)	$23.2

Throughput volumes
Gas gathering (MMcf/d)(1)	370				370
Crude oil gathering (MBbl/d)(2)	102				102
Gas processing (MMcf/d)(1)		354			354
Crude oil terminaling (MBbl/d)(2)			110		110
NGL loading (MBbl/d)(2)			11		11
Water gathering (MBbl/d)(2)	83				83

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $15.5 million in the third quarter of 2023 compared to the third quarter of 2022, of which $16.8 million is attributable to higher tariff rates, $3.2 million is attributable to higher pass-through revenue, $2.6 million is attributable to higher water gathering and disposal revenue and $0.2 million is attributable to other income. Despite the overall higher gas gathering physical volumes in the third quarter of 2023, these revenue increases were partially offset by $4.9 million as the higher gas gathering volumes were still below the MVC levels in the third quarter of 2022 in one of the sub-systems. The remaining decrease of $2.4 million is attributable to crude oil gathering volumes where actual physical volumes were above MVCs in the third quarter of 2023 and below MVC’s in the third quarter of 2022, with physical volumes in 2023 lower than MVC levels in 2022.

Operating and maintenance expenses increased $3.6 million, of which $3.2 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $3.0 million is attributable to the Hawkeye Gas Facility turnaround, compressor stations overhauls and other maintenance activities, partially offset by $2.6 million attributable to the August 2022 produced water release remediation reserve. Depreciation expense increased $2.0 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $11.5 million in the third quarter of 2023 compared to the third quarter of 2022, of which $8.7 million is attributable to higher gas processing volumes where actual physical volumes were above MVC levels in the third quarter of 2023 and 2022, $2.0 million is attributable to higher tariff rates and $0.8 million is attributable to other income, including pass-through income.

Operating and maintenance expenses increased $1.6 million, of which $1.3 million is attributable to higher maintenance costs and $0.5 million is attributable to higher third-party processing fees, partially offset by $0.2 million attributable to lower pass-through expenses.

Income from equity investments decreased $0.8 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to lower volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $1.3 million in the third quarter of 2023 compared to the third quarter of 2022, of which $3.9 million is attributable to higher tariff rates. This revenue increase was partially offset by $2.6 million attributable to crude oil terminaling volumes where actual physical volumes were above MVCs in the third quarter of 2023 and below MVCs in the third quarter of 2022, with physical volumes in 2023 lower than MVC levels in 2022.

Operating and maintenance expenses increased $4.6 million in the third quarter of 2023 compared to the third quarter of 2022, of which $3.8 million is attributable to rail car inspection and recertification activities and $0.8 million is attributable to other maintenance expenses.

Interest and Other

Interest expense, net of interest income, increased $5.9 million in the third quarter of 2023 compared to the third quarter of 2022, primarily attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility. Income tax expense increased $3.9 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2022 and 2023.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Results of operations for the nine months ended September 30, 2023 and 2022 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$535.8	$367.6	$83.2	$-	$986.6
Other income	0.9	2.8	1.8	-	5.5
Total revenues	536.7	370.4	85.0	-	992.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	134.7	70.7	19.6	-	225.0
Depreciation expense	85.9	43.5	12.7	-	142.1
General and administrative expenses	7.4	3.5	0.8	6.5	18.2
Total operating costs and expenses	228.0	117.7	33.1	6.5	385.3
Income (loss) from operations	308.7	252.7	51.9	(6.5)	606.8
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	131.2	131.2
Income (loss) before income tax expense	308.7	258.0	51.9	(137.7)	480.9
Income tax expense	-	-	-	26.0	26.0
Net income (loss)	308.7	258.0	51.9	(163.7)	454.9
Less: Net income (loss) attributable to noncontrolling interest	240.0	200.7	40.4	(107.3)	373.8
Net income (loss) attributable to Hess Midstream LP	$68.7	$57.3	$11.5	$(56.4)	$81.1

Throughput volumes
Gas gathering (MMcf/d)	373				373
Crude oil gathering (MBbl/d)	98				98
Gas processing (MMcf/d)		361			361
Crude oil terminaling (MBbl/d)			114		114
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	89				89

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$511.8	$352.0	$95.5	$-	$959.3
Other income	-	-	1.3	-	1.3
Total revenues	511.8	352.0	96.8	-	960.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	127.7	66.6	19.6	-	213.9
Depreciation expense	79.4	43.3	12.2	-	134.9
General and administrative expenses	7.9	3.0	0.6	5.5	17.0
Total operating costs and expenses	215.0	112.9	32.4	5.5	365.8
Income (loss) from operations	296.8	239.1	64.4	(5.5)	594.8
Income from equity investments	-	4.2	-	-	4.2
Interest expense, net	-	-	-	108.6	108.6
Income (loss) before income tax expense	296.8	243.3	64.4	(114.1)	490.4
Income tax expense	-	-	-	19.6	19.6
Net Income (loss)	296.8	243.3	64.4	(133.7)	470.8
Less: Net income (loss) attributable to noncontrolling interest	247.3	202.7	53.7	(95.0)	408.7
Net income (loss) attributable to Hess Midstream LP	$49.5	$40.6	$10.7	$(38.7)	$62.1

Throughput volumes
Gas gathering (MMcf/d)	335				335
Crude oil gathering (MBbl/d)	96				96
Gas processing (MMcf/d)		321			321
Crude oil terminaling (MBbl/d)			104		104
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	73				73

(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $24.9 million in the first nine months of 2023 compared to the first nine months of 2022, of which $46.9 million is attributable to higher tariff rates, $6.6 million is attributable to higher water gathering and disposal revenue, $4.7 million is attributable to higher pass-through revenues and $0.9 million is attributable to other income. Despite the overall higher gas gathering physical volumes in the first nine months of 2023, these revenue increases were partially offset by $20.8 million as the higher gas gathering volumes were still below the MVC levels in the first nine months of 2022 in one of the sub-systems. In addition, while crude oil gathering physical volumes increased in the first nine months of 2023, they remained at or below MVCs resulting in a $13.4 million decline in revenues due to the reduction in the MVC levels from the first nine months of 2022.

Operating and maintenance expenses increased $7.0 million in the first nine months of 2023 compared to the first nine months of 2022, of which $4.7 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $2.9 million is primarily attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, $2.0 million is attributable to higher maintenance activity and $0.3 million is attributable to all other costs. The increase was partially offset by $2.9 million attributable to the August 2022 produced water release remediation reserve. Depreciation expense increased $6.5 million due to new compressors, produced water disposal facilities and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $18.4 million in the first nine months of 2023 compared to the first nine months of 2022, of which $10.3 million is attributable to higher gas processing volumes where actual physical volumes were above MVC levels in the first nine months of 2023 and 2022, $5.8 million is attributable to higher tariff rates and $2.3 million is attributable to other income, including pass-through income.

Operating and maintenance expenses increased $4.1 million, of which $2.6 million is attributable to higher maintenance costs, $1.0 million is attributable to higher third-party processing fees due to higher volumes processed at the LM4 plant and $0.5 million is attributable to all other operating expenses.

Income from equity investments increased $1.1 million in the first nine months of 2023 compared to the first nine months of 2022 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $11.8 million in the first nine months of 2023 compared to the first nine months of 2022. Although physical volumes were above MVCs in the first nine months of 2023, they remained below the MVC levels of the first nine months of 2022, resulting in a $14.8 million decline in revenues. Additionally, $7.7 million of the decrease is attributable to lower rail transportation pass-through revenues. These decreases were partially offset by $10.7 million attributable to higher tariff rates and other income.

Operating and maintenance expenses in the Terminaling and Export segment were flat in the first nine months of 2023 compared to the first nine months of 2022, as higher maintenance costs of $6.6 million, including rail car inspection and recertification activities, and higher employee costs allocated to us under our omnibus and employee secondment agreements of $1.1 million were offset by lower rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $22.6 million in the first nine months of 2023 compared to the first nine months of 2022, of which $16.6 million is primarily attributable to higher interest rates on our revolving credit facilities and higher borrowings on our revolving credit facility, and $6.0 million is attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense increased $6.4 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2022 and 2023.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income:
Net income	$164.8	$159.4	$454.9	$470.8
Plus:
Depreciation expense	47.7	45.5	142.1	134.9
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.9
Interest expense, net	45.8	39.9	131.2	108.6
Income tax expense	11.4	7.5	26.0	19.6
Adjusted EBITDA	$271.0	$253.6	$758.1	$737.8
Less:
Interest, net(1)	43.8	37.4	125.0	$101.9
Maintenance capital expenditures	3.1	1.4	9.8	3.3
Distributable cash flow	$224.1	$214.8	$623.3	$632.6

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities:
Net cash provided by operating activities	$215.5	$234.7	$618.8	$638.5
Changes in assets and liabilities	12.2	(20.9)	14.3	(2.0)
Amortization of deferred financing costs	(2.1)	(2.4)	(6.3)	(6.6)
Proportional share of equity affiliates' depreciation	1.3	1.3	3.9	3.9
Interest expense, net	45.8	39.9	131.2	108.6
Distribution from equity investments	(3.4)	(1.4)	(7.8)	(7.5)
Earnings from equity investments	2.0	2.8	5.3	4.2
Other	(0.3)	(0.4)	(1.3)	(1.3)
Adjusted EBITDA	$271.0	$253.6	$758.1	$737.8
Less:
Interest, net(1)	43.8	37.4	125.0	101.9
Maintenance capital expenditures	3.1	1.4	9.8	3.3
Distributable cash flow	$224.1	$214.8	$623.3	$632.6

(1)
Excludes amortization of deferred financing costs.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•
cash on hand;
•
cash generated from operations;
•
borrowings under our revolving credit facility;
•
issuances of additional debt securities; and
•
issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 23, 2023, we declared a quarterly cash distribution of $0.6175 per Class A Share, to be paid on November 14, 2023 to shareholders of record on November 2, 2023. Simultaneously, the Partnership will make a distribution of $0.6175 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

As of September 30, 2023, the Partnership had $400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.

As of September 30, 2023, the Partnership had $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

As of September 30, 2023, the Partnership also had $550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.

In addition, as of September 30, 2023, the Partnership had $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2023, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of September 30, 2023, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of September 30, 2023, borrowings of $276.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $400.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2023, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities decreased $19.7 million for the nine months ended September 30, 2023, compared to the same period in 2022. The change in operating cash flows resulted primarily from an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $35.0 million, an increase in cash used by changes in working capital of $16.2 million, partially offset by an increase in revenue and other income of $31.5 million.

Investing Activities. Net cash used in investing activities decreased $16.6 million for the nine months ended September 30, 2023, compared to the same period in 2022 driven by lower payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities decreased $2.9 million for the nine months ended September 30, 2023, compared to the same period in 2022. In the first nine months of 2023, we had lower net proceeds from bank borrowings of $78.0 million, net of any changes in financing costs, higher distributions to shareholders and noncontrolling interest of $18.9 million and spent $99.8 million less for repurchases of Class B Units of the Partnership, including any associated transaction costs, compared to the same period in 2022.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2023	2022
(in millions)
Expansion capital expenditures	$164.1	$166.1
Maintenance capital expenditures	9.8	3.3
Total capital expenditures	173.9	169.4
(Increase) decrease in accrued capital expenditures	(4.8)	6.3
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(9.1)	0.9
Additions to property, plant and equipment	$160.0	$176.6

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

PART I – FINANCIAL INFORMATION (CONT’D)

Cautionary Note Regarding Forward-looking Information

This Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our maintenance or expansion projects; our projected budget and capital expenditures and the impact of such expenditures on our performance; future economic and market conditions in the oil and gas industry; and expected timing and completion of the Chevron Merger.

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
•
liability resulting from litigation;
•
risks and uncertainties associated with the Chevron Merger, including the following:
o
the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by Chevron and Hess;
o
potential delays in consummating the potential transaction, including as a result of regulatory approvals;
o
Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
o
the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;
o
the occurrence of any event, change or other circumstance that could give rise to the termination of the Chevron Merger Agreement;

PART I – FINANCIAL INFORMATION (CONT’D)

o
risks that the anticipated tax treatment of the potential transaction is not obtained, or other unforeseen or unknown liabilities;
o
customer, shareholder, regulatory and other stakeholder approvals and support, or unexpected future capital expenditures;
o
potential litigation relating to the potential transaction that could be instituted against Chevron and Hess or their respective directors, and the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
o
the effect of the announcement, pendency or completion of the potential transaction on the parties’ business relationships and business generally, and the risks that the potential transaction disrupts current plans and operations of Chevron or Hess and potential difficulties in Hess employee retention as a result of the transaction, as well as the risk of disruption of Chevron’s or Hess’ management and business disruption during the pendency of, or following, the potential transaction;
o
the receipt of required Chevron board of directors’ authorizations to implement capital allocation strategies, including future dividend payments, and uncertainties as to whether the potential transaction will be consummated on the anticipated timing or at all, or if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third-party contracts containing material consent, anti-assignment, transfer, other provisions that may be related to the potential transaction which are not waived or otherwise satisfactorily resolved or changes in commodity prices;
o
negative effects of the announcement of the transaction, and the pendency or completion of the proposed acquisition on the market price of Chevron’s or Hess’ common stock and/or operating results;
o
rating agency actions and Chevron’s and Hess’ ability to access short- and long-term debt markets on a timely and affordable basis; and
•
other factors described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A.Risk Factors in our Annual Report on Form 10-K, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2023, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2023, our total debt had a carrying value of $3,148.3 million and a fair value of approximately $2,954.5 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $96.1 million or $102.5 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2022 Annual Report.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2023, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2023.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 10, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, other than as disclosed below:

Hess recently announced its entry into the Chevron Merger Agreement. If the Chevron Merger is completed, Chevron will own and control Hess. Chevron’s ownership of Hess may result in conflicts of interest.

Following the completion of the Chevron Merger, the directors and officers of our general partner will have duties to manage our general partner in the best interest of its owner, Hess Infrastructure Partners GP LLC (“HIP GP LLC”), which has the right to nominate individuals to serve on the Company’s board of directors. Upon consummation of the Chevron Merger, Chevron will acquire Hess’ 50% ownership in HIP GP LLC, including its right to appoint four directors to serve on the Company’s board of directors, in addition to Hess’ 37.8% ownership in the Company. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our shareholders. Therefore, following the completion of the Chevron Merger, our general partner’s duties to us may conflict with the duties of certain of its officers and directors to Chevron in the future. As a result of these conflicts of interest following the Chevron Merger, our general partner may favor its own interest or the interests of Chevron, GIP or its or their respective owners or affiliates over the interest of our shareholders.

Furthermore, for the years ended December 31, 2022, 2021 and 2020, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Following the completion of the Chevron Merger, our future prospects will depend upon Chevron’s business strategy for Hess. Additional conflicts may also arise in the future following the Chevron Merger associated with (1) the allocation of capital and the allocation of costs between Chevron and us, (2) the relationship between Chevron and GIP and their respective affiliates, (3) the amount of time devoted by the officers and directors of Chevron to its business in relation to us and (4) future business opportunities that are pursued by Chevron, GIP and us.

We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Chevron Merger on employees and customers may have an adverse effect on us. These uncertainties may impair Hess’ ability to attract, retain and motivate key personnel involved in our operations until the Chevron Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. We have entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. Employee retention at Hess may be challenging during the pendency of the Chevron Merger, as employees may experience uncertainty about their roles, which may impact services to us under the employee secondment agreement. In addition, the Chevron Merger Agreement restricts Hess from entering into certain corporate transactions, entering into certain material contracts, making certain changes to its capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires Hess to continue its operations in the ordinary course of business during the pendency of the Chevron Merger. These restrictions may impact Hess’ decisions in its capacity as a 50% owner of our general partner, which may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Chevron Merger.

Hess may be subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Hess as our primary customer and the 50% owner of our general partner, could adversely affect our business, financial condition and operating results.

Hess, Chevron and/or their respective directors and officers, including certain of Hess’ officers that serve as members of our board of directors, may be subject to lawsuits relating to the Chevron Merger. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While Hess will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could, because we are substantially dependent on Hess as our primary customer and 50% owner of our general partner, have an adverse effect on our business, financial condition and operating results.

PART II – OTHER INFORMATION (CONT'D)

Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our Class A Shares and our future business and financial results.

Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from Hess’ shareholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Chevron Merger, (iii) the absence of any order or law prohibiting consummation of the Chevron Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the U.S. Securities and Exchange Commission and (v) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger. The obligation of each party to consummate the Chevron Merger is also conditioned upon the other party having performed in all material respects its obligations under the Chevron Merger Agreement and the other party’s representations and warranties in the Chevron Merger Agreement being true and correct (subject to certain materiality qualifiers). The obligation of Hess to consummate the merger is also subject to the receipt of a tax opinion from legal counsel that the Chevron Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.

If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our Class A Shares and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

•
negative reactions from the financial markets, including declines in the prices of our Class A Shares due to the fact that current prices may reflect a market assumption that the Chevron Merger will be completed; and
•
the attention of Hess’ management, including certain of Hess’ officers that serve as members of our board of directors, will have been diverted to the Chevron Merger rather than Hess’ operations and pursuit of other opportunities that could have been beneficial to Hess and to us.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

.	Exhibits

10.1

Unit Repurchase Agreement, dated as of September 19, 2023, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023)

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

Date: November 2, 2023