Form 10-K
period 2023-12-31
Hess Midstream LP
filed 2024-02-29
CIK 1789832

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Class A shares held by non‑affiliates of the registrant amount to $1.7 billion, computed using the outstanding Class A shares and closing market price on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

79,867,647 Class A shares representing limited partner interests in the registrant were outstanding as of February 8, 2024.

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

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•
the ability of Hess Corporation (“Hess”) and other parties to satisfy their obligations to us, including Hess’ ability to meet its drilling and development plans on a timely basis or at all, its ability to deliver its nominated volumes to us, and the operation of joint ventures that we may not control;
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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ proposed merger with Chevron Corporation, including the following:
o
the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by Chevron and Hess;
o
potential delays in consummating the potential transaction, including as a result of regulatory approvals and the request for additional information and documentary material from Federal Trade Commission;
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

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream Operations LP,” the “Partnership,” “us,” “we,” “our” or similar terms, when referring to periods between April 10, 2017 and December 16, 2019, refer to Hess Midstream Operations LP (formerly known as Hess Midstream Partners LP, the predecessor registrant to Hess Midstream LP), including its consolidated subsidiaries. All references to “Hess Midstream LP,” the “Company,” “us,” “our,” “we” or similar terms, when referring to periods subsequent to December 16, 2019, refer to Hess Midstream LP, including its consolidated subsidiaries.

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

On December 16, 2019, the Company and the Partnership completed the transactions (the “Restructuring”) contemplated by the Partnership Restructuring Agreement, dated October 3, 2019, by and among the Company, the Partnership and the other parties thereto. Pursuant to the Restructuring, the Partnership acquired HIP, including HIP’s 80% interest in the Joint Interest Assets, 100% interest in Hess Water Services and the outstanding economic general partner interest and incentive distribution rights in the Partnership. The Partnership’s organizational structure converted from a master limited partnership into an “Up-C” structure in which the Partnership’s public unitholders received newly issued Class A Shares in the Company in a one-for-one exchange. Class A Shares commenced trading on the New York Stock Exchange under the former symbol “HESM” on December 17, 2019. As a result of the Restructuring, the Company was delegated control of the Partnership and replaced the Partnership as its publicly traded successor. The Partnership changed its name to “Hess Midstream Operations LP” and became a consolidated subsidiary of the Company. See Organizational Structure.

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is subject to shareholder and regulatory approvals and other closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

At December 31, 2023:

•
the Sponsors and their respective affiliates held, in the aggregate, 898,000 Class A shares in the Company, all of the Class B units representing noncontrolling limited partner interests in the Partnership, a 100% interest in the general partner of the Company and, through their ownership of the general partner, continued to have the right to elect the entire board of directors;
•
the Company held a 30.2% controlling interest in the Partnership and the Sponsors held a 69.8% noncontrolling economic interest in the Partnership;
•
public limited partners held a 29.8% voting interest and a 98.7% economic interest in the Company, which represents an indirect 29.8% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held a 70.2% voting interest and a 1.3% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 70.2% economic interest in the Partnership. See Organizational Structure.

See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions and Note 8, Partners' Capital and Distributions for further details.

Organizational Structure

The following chart summarizes our corporate structure at December 31, 2023.

Hess Corporation and Affiliates (NYSE: HES)
Global Infrastructure Partners and Affiliates
50% ownership interest
50% ownership interest
Hess Infrastructure Partners GP LLC
100% ownership interest
Hess Midstream GP LLC
0% general partner interest
Hess Midstream GP LP (our general partner)
Public
0% general partner interest
898,000 Class A Shares
145,620,222 Class B Shares
67,469,647 Class A Shares
12,321,219 Class B Shares
Hess Midstream LP (NYSE: HESM) (the Company)
85,131,330 Class B Units
72,810,111 Class B Units
68,367,647 Class A Units
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

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, and third‑party pipeline facilities. This gathering system consists of approximately 1,410 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 660 MMcf/d. The system has an aggregate compression capacity of approximately 480 MMcf/d, including approximately 70 MMcf/d of compression capacity added in 2023 by constructing one new greenfield compressor station and expanding an existing compressor station. Construction was also completed on an additional greenfield compressor station that, once put into operation in early 2024, will further increase compression capacity by approximately 30 MMcf/d. Our natural gas gathering system includes approximately 80 miles of gas gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

Crude Oil Gathering

A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The crude oil gathering system consists of approximately 570 miles of crude oil gathering pipelines with a current capacity of up to approximately 290 MBbl/d. Our crude oil gathering system includes approximately 75 miles of crude oil gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019.

Included within our crude oil gathering system is our Hawkeye Oil Facility, which is a crude oil pumping and truck unloading facility located in McKenzie County, North Dakota. The Hawkeye Oil Facility entered into service in 2017. The facility receives crude oil through pipeline and truck deliveries from Hess and third parties and transports it by pipeline to the Johnson’s Corner Header System. Total receipt capacity of the facility is approximately 75 MBbl/d, which can be filled solely through our crude oil gathering system or through a combination of our crude oil gathering system and truck unloading bays. The facility has six truck unloading bays with an aggregate capacity of approximately 30 MBbl/d. The facility has a redelivery capability of approximately 75 MBbl/d through a pipeline system connected to Hess Midstream's crude oil export terminals. The facility also has two crude oil storage tanks with a combined working storage capacity of approximately 10 MBbls. Our gathering system capacity can be increased through the installation of additional pumping equipment.

Produced Water Gathering and Disposal

A produced water gathering system located primarily in Williams and Mountrail counties, North Dakota that transports produced water from well sites by approximately 300 miles of pipelines in gathering systems or by third-party trucking to water handling facilities for disposal. Our produced water gathering system includes approximately 75 miles of water gathering pipelines that we acquired from Summit Midstream Partners, LP in 2019. As of December 31, 2023, we had 11 water handling and disposal facilities in service, with a combined permitted disposal capacity of 170 MBbl/d. These water handling and disposal facilities are owned and operated by Hess Water Services and primarily service the water pipeline gathering systems. We also transport produced water to 13 water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of approximately 180 MBbl/d.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,410 miles	660 MMcf/d	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	480 MMcf/d
Crude oil gathering pipelines	Crude oil	Crude oil gathering	570 miles	290 MBbl/d (1)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d
Water gathering pipelines	Water	Produced water gathering	300 miles	250 MBbl/d	Upstream: Hess and third-party wells Downstream: Hess and third-party water disposal facilities
Water disposal facilities	Water	Produced water disposal	-	170 MBbl/d
(1)
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

The TGP has a multitude of residue gas and NGL export options. For residue gas, the plant has total export capacity of more than 250 MMcf/d with access to the Chicago, IL market through the Alliance Pipeline from the Tioga lateral; it also has access to the Ventura, IA market through the Northern Border Pipeline from the WBI North Bakken Expansion Pipeline. TGP also provides residue gas for local and regional uses through the WBI system and for gas lift and fuel through the North Dakota Natural Gas Pipeline, which also interconnects with the Northern Border pipeline. For ethane, TGP can recover and ship up to 30 MBbl/d of ethane to Canada on the Vantage Pipeline. Other fractionated products such as propane, butane and natural gasoline can be shipped via truck or rail to local and regional markets. Y-grade liquids are shipped on the Elk Creek Pipeline from the ONEOK NGL lateral to Bushton, KS with access to Mont Belvieu, TX.

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

Terminaling and Export

Our terminaling and export business consists of the Partnership’s 100% interest in Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars, the Johnson’s Corner Header System and various connections into the Dakota Access Pipeline (“DAPL”). The following sections describe in more detail these assets and the related services that we provide.

Ramberg Terminal Facility

Our Ramberg Terminal Facility is a crude oil pipeline and truck unloading facility located in Williams County, North Dakota that receives crude oil by pipeline and truck from Hess and third parties and exports crude oil by transporting it by pipeline to our Tioga Rail Terminal for loading onto crude oil rail cars or by injecting it directly into DAPL and other third‑party interstate pipeline systems. The facility has a combined pipeline and truck receipt capability of approximately 200 MBbl/d. Up to approximately 130 MBbl/d of crude oil can enter the facility through our crude oil gathering system. Crude oil can also enter the facility through truck unloading bays with a combined truck unloading capacity of approximately 70 MBbl/d.

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

The approximate 140 MBbl/d crude oil loading facility includes a dual loop track with 21 crude oil loading arms that commenced service in 2011. The terminal loads crude oil rail cars owned by us and third parties. The terminal also has three crude oil storage tanks with a combined shell storage capacity of approximately 290 MBbls. The terminal receives up to 30 MBbl/d of crude oil directly from a 14‑inch crude oil pipeline connected to, and included as part of, our Ramberg Terminal Facility.

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2023, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

Johnson’s Corner Header System

The Johnson’s Corner Header System is a crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to DAPL and other third‑party interstate pipeline systems. It has a delivery capacity of approximately 100 MBbl/d of crude oil. The Johnson’s Corner Header System entered into service in 2017.

Other DAPL Connections

In addition to the connections at the Ramberg Terminal Facility and the Johnson’s Corner Header System, we also have other DAPL connections, which are crude oil delivery points within our terminal system located in Williams and Mountrail Counties, North Dakota that receive crude oil by pipeline from our crude oil gathering system for delivery into DAPL.

The following table sets forth certain information regarding our terminaling and export assets, which operate under a long‑term, fee‑based commercial agreement with Hess:

Terminaling and Export Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Ramberg Terminal Facility	Crude oil	Truck unloading bays; pipeline connections	285 MBbl/d (1)	40 MBbls (2)	Upstream: Crude oil gathering system Downstream: Tioga Rail Terminal connection; third-party long-haul pipelines
Tioga Rail Terminal	Crude oil NGLs	Dual loop Ladder track	140 MBbl/d 30 MBbl/d	290 MBbls (3)	Upstream: Crude oil gathering system; Tioga Gas Plant; Ramberg Terminal Facility Downstream: BNSF Railway
Crude oil rail cars	Crude oil	Rail cars (4)	32 MBbl/d (5)	-
Johnson's Corner Header System	Crude oil	Pipeline connections	100 MBbl/d (6)	-	Upstream: Crude oil gathering system; third-party gathering systems Downstream: Third-party long-haul pipelines
Other DAPL Connections	Crude oil	Pipeline connections	120 MBbl/d (7)	-	Upstream: Crude oil gathering systems; third-party gathering systems Downstream: Third-party long-haul pipeline

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
(5)
For the year ended December 31, 2023, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.
(6)
Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in 2017.
(7)
Represents the aggregate redelivery capacity of the DAPL Epping and Stanley connections, which entered into service in 2023.

Our Commercial Agreements with Hess

We have long-term fee-based commercial agreements with certain subsidiaries of Hess to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, (v) terminaling and export services, and (vi) water handling services.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Hess’ nominations in each development plan and apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Hess fails to deliver its applicable MVCs during any quarter, then Hess will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

Except for the water services agreements and except for a certain gathering sub-system as described below, each of our commercial agreements with Hess had an initial 10-year term effective January 1, 2014 (“Initial Term”). For this gathering sub-system, the Initial Term is 15 years effective January 1, 2014, and for the water services agreements the Initial Term is 14 years effective January 1, 2019. Each of our commercial agreements other than our storage services agreement includes an inflation escalator capped at 3% in any calendar year and a fee recalculation mechanism that allows fees to be adjusted annually during the Initial Term for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed over the Initial Term of the applicable commercial agreement (or, with respect to the crude oil services fee under our terminal and export services agreement, the 20-year period commencing on the effective date of the agreement).

For certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess, we exercised our renewal options to extend each of these commercial agreement for one additional 10-year term (“Secondary Term”) effective January 1, 2024, through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining gathering sub-system, the Secondary Term is 5 years, and for the water services agreements the Secondary Term is 10 years, and we have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for the subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

During the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs will continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) will be recorded as deferred revenue and recognized as revenue as the credits are utilized or expire.

Year 2023 was the final year of the annual rate redetermination process for the majority of our systems. At the end of 2023, the base rate for 2024 was set based on the average of the tariff rates from the years 2021 through 2023, adjusted for inflation, as described above. Rates will then be adjusted each year based on an inflation escalator, as described above. For our terminaling and water gathering systems, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to provide downside protection through 2033.

We believe these commercial agreements provide us with stable and predictable cash flows, an element of downside risk protection and minimal direct exposure to commodity price fluctuations.

The following table sets forth additional information regarding Hess’ MVCs:

	Hess Minimum Volume Commitment(1)
Agreement	2024	2025	2026
Gas Gathering Agreement - MMcf/d of gas	365	380	412
Crude Oil Gathering Agreement - MBbl/d of crude oil	101	100	105
Gas Processing and Fractionation Agreement - MMcf/d of gas	340	364	396
Terminaling and Export Services Agreement(2) - MBbl/d of crude oil	114	111	117
Water Services Agreement(3) - MBbl/d of water	92	99	101

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

For the year ended December 31, 2023, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Our gas gathering and gas processing revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues. During the year ended December 31, 2023, we began providing our services directly to third-party customers and we plan to increase our services to third parties in the future.

Regulation of Our Operations

Environmental Regulation

General

Our operations are subject to extensive and frequently‑changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our capital expenditures and net income, we believe they do not currently affect our competitive position. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, noncompliance with environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to clean-up and remediate the release, comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such potential future impacts.

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

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation, and some regulatory bodies have proposed or passed climate-related laws, rules and/or regulations. These include requirements to report emissions of greenhouse gases to the Environmental Protection Agency (the “EPA”), or potentially in future public disclosures to the SEC, and state actions to develop and implement statewide or regional carbon reduction or climate-related disclosure programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess or disclosure of climate-related matters. For example, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Additionally, California recently enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act, Climate Related Financial Risk Act and Voluntary Carbon Market Disclosures Act, which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon offsets and/or carbon reduction claims. Legislation similar to California’s Climate Corporate Data Accountability Act is also under consideration in other states. Additionally, our customers or other business partners may require additional climate-related information from us if they are also subject to these or additional climate-related disclosure laws or regulations. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. Additionally, climate-related disclosure requirements will result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. These requirements may also significantly affect Hess’ Bakken operations and may have an indirect effect on our business, financial condition and results of operations. See “Risk Factors—Regulatory, Legal and Environmental Risks—Developments related to climate change including evolving laws and regulations could adversely affect us and our financial performance.”

Further, the EPA has new and proposed regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. Rules and regulations have been proposed, amended and challenged, including rules and regulations governing methane emissions from oil and natural gas production and natural gas processing and transmission facilities. In December 2023, the EPA issued a final rule to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. In addition, the Inflation Reduction Act of 2022 (“IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In January 2024, the EPA released its proposed rule to implement the methane waste emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In addition to recent and potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. The United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement reached in Paris, France that calls for countries to set their own emissions targets and be transparent about the measures each country will take to achieve its emissions targets through the establishment of nationally-determined emissions reduction goals. Since the United States’ re-entry into the Paris Agreement, President Biden has announced, in April 2021, a goal of reducing the United States’ greenhouse gas emissions by at least 50% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide greenhouse gases. Relatedly, at COP26, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. Additionally, in December 2023 at the 28th Conference of the Parties on the UN Framework Convention on Climate Change (“COP28”) in Dubai, representatives from almost 200 countries agreed to take measures to contribute to global efforts to reduce the impacts of climate change, including by considering options to transition away from the use of fossil fuels in energy systems.

While significant uncertainty exists as to regulation of methane or other greenhouse gas emissions under the Clean Air Act or other local, regional, or international regulatory regimes, the impact of future regulatory and legislative developments, if adopted or enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Hess’ facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include former and present owners or operators of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Additionally, it is possible that emerging contaminants, like per- and polyfluoroalkyl substances such as PFAS and PFOA compounds, could become subject to CERCLA regulation in addition to existing federal and state chemicals regulation, such as those under the Toxic Substances Control Act or comparable state laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial or regulatory compliance obligations upon us would not have a material adverse effect on our operations or financial position.

RCRA. We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non‑hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non‑hazardous wastes. Any changes in the regulations for treatment, storage or disposal of RCRA‑regulated waste could increase our capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.

Hydrocarbon wastes. We currently own and lease, and Hess has in the past owned and leased, properties where hydrocarbons have been handled for many years. Although we have utilized operating and disposal practices that we believe were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and comparable state laws. Assuming liability is established under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform additional remedial activities to prevent further contamination.

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

Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the CWA by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the costs of new projects and maintenance activities. The definition of “waters of the United States” and, relatedly, the scope of CWA jurisdiction, are, and have been for many years, subject to notable rulemaking efforts and judicial challenges.

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

Protected Species

The Endangered Species Act restricts and carries civil and criminal liability for activities that may affect threatened and endangered species or their habitats. At the federal level, the law is administered by the U.S. Fish and Wildlife Service and the Commerce Department’s National Marine Fisheries Service. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, and to bald and golden eagles under the Bald and Golden Eagle Protection Act. While some of our facilities are in areas that may be designated as habitat for endangered species, we have not incurred any material costs to comply or restrictions on our operations. However, the discovery of previously unidentified endangered species or designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

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

Pipeline Regulation

Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”). Although FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is not subject to tariff requirements under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate Commerce Act (“ICA”), because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act (“NGPA”), FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,496,035 per violation per day and disgorgement of profits associated with any violation.

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

The transportation and storage of crude oil and other hydrocarbon products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The United States Department of Transportation (the “DOT”), through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and state agencies, enforces safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high‑consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. PHMSA’s regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

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

In October 2019, PHMSA published three major rules focused on: the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule (the second part of the Mega Rule) that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The rule established two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements as “Type R” onshore gas gathering lines; and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements as “Type C” onshore gas gathering lines. In August 2022, PHMSA published another final rule (the third and final part of the Mega Rule) expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. The extent and magnitude of costs to comply with these new and future rules cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

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

Governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, have either been adopted or are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security. We currently may be subject to existing standards or standards implemented in the future. We and Hess have implemented a cybersecurity risk management program (see Item 1C. Cybersecurity). While we continually seek to improve our cybersecurity risk management program, we cannot guarantee it will be fully implemented, complied with or effective. A significant cyber‑attack could have a material adverse effect on our operations and those of our customers.

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

Human Capital Resources

We are managed by the board of directors and executive officers of Hess Midstream GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations and has entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. As a result, all of the employees that conduct our business are employed by affiliates of our general partner including Hess. Hess is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business. As of December 31, 2023, Hess Midstream GP LLC and its affiliates had approximately 211 full‑time employee equivalents supporting our operations, including employees in the field performing services and support staff from other offices.

Office

The principal office of our Company is located at 1501 McKinney Street, Houston, Texas 77010.

Website Access to Our Reports

We make available free of charge through our website, at www.hessmidstream.com, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the Audit Committee charter are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange (the “NYSE”) an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards.

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
•
Our success depends, in part, on Hess replacing declining production, and if Hess does not maintain its drilling activities, the demand for our services could be reduced.
•
We may not be able to significantly increase our third-party revenues, which could limit our ability to grow and extend our dependence on Hess.
•
The level and terms of Hess’ indebtedness and any reduction in Hess’ credit ratings could adversely affect our business and our ability to obtain credit in the future.

Risks Related to the Hess and Chevron Merger

•
If the Chevron Merger is completed, Chevron will own and control Hess. Chevron’s ownership of Hess may result in conflicts of interest.
•
We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our business.
•
Hess may be subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Hess, could adversely affect our business, financial condition and operating results.
•
Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our
Class A Shares and our future business and financial results.

Risks Related to Our Business and Industry

•
Any decrease in the volumes of natural gas or crude oil that we handle, including due to competition and seasonal weather conditions in our limited geographic areas as well as natural disasters, local and global public health emergencies, political crises, and other catastrophic events or other events outside of our control, could adversely affect our business.
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
•
Terrorist attacks and threats could have a material adverse effect on us.
•
Disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by us, Hess or our business partners may materially impact our business and operations.

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

Risks Inherent in an Investment in Us

•
We may not generate sufficient available cash to support the payment of the minimum quarterly distribution to our shareholders.
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

For the year ended December 31, 2023, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues in the near term under multiple commercial agreements with Hess. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’ financial condition, results of operations or cash flows may adversely affect its ability to deliver its nominated volumes to us and our ability to sustain or increase cash distributions to our shareholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

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
•
climate change and sustainability initiatives and changes in laws and regulations may adversely affect Hess’ business including significant operational changes and expenditures, reduce demand for Hess’ products or increase cost of capital for Hess;
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
•
Hess’ dependency on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor and its ability to secure these services, or a high cost thereof, may result in material negative economic consequences; and
•
disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by Hess or its business partners may materially impact Hess’ business and operations.

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

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity and reduced utilization of our assets.

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

We and Hess must devote a portion of our cash flows from operating activities to service our respective indebtedness, and therefore cash flows may not be available for use in pursuing our and Hess’ growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2023, Hess had total consolidated indebtedness of approximately $8.6 billion, including our indebtedness of $3.2 billion, which is non‑recourse to Hess.

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

Risks Related to the Hess and Chevron Merger

If the Chevron Merger is completed, Chevron will own and control Hess. Chevron’s ownership of Hess may result in conflicts of interest.

The directors and officers of our general partner have duties to manage our general partner in the best interest of its owner, Hess Infrastructure Partners GP LLC (“HIP GP LLC”), which has the right to nominate individuals to serve on the Company’s board of directors. Upon consummation of the Chevron Merger, Chevron will acquire Hess’ 50% ownership in HIP GP LLC, including its right to appoint four directors to serve on the Company’s board of directors, in addition to Hess’ 37.8% ownership in the Company. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our shareholders. Therefore, following the completion of the Chevron Merger, our general partner’s duties to our shareholders may conflict with the duties of certain of its officers and directors to Chevron in the future. As a result of these conflicts of interest following the Chevron Merger, our general partner may favor its own interest or the interests of Chevron, GIP or its or their respective owners or affiliates over the interest of our shareholders.

Furthermore, for the years ended December 31, 2023, 2022 and 2021, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Following the completion of the Chevron Merger, our future prospects will depend upon Chevron’s business strategy for Hess. Additional conflicts may also arise in the future following the Chevron Merger associated with (i) the allocation of capital and the allocation of costs between legacy Chevron and legacy Hess, (ii) the relationship between Chevron and GIP and their respective affiliates, (iii) the amount of time devoted by the officers and directors of Chevron to its business in relation to us and (iv) future business opportunities that are pursued by Chevron, GIP and us.

We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our business.

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

Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from Hess’ shareholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Chevron Merger, (iii) the absence of any order or law prohibiting consummation of the Chevron Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the U.S. Securities and Exchange Commission and (v) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger. The obligation of each party to consummate the Chevron Merger is also conditioned upon the other party having performed in all material respects its obligations under the Chevron Merger Agreement and the other party’s representations and warranties in the Chevron Merger Agreement being true and correct (subject to certain materiality qualifiers). Additionally, Hess and Chevron have been engaged in discussions with Exxon Mobil Corporation and China National Offshore Oil Corporation regarding a right of first refusal provision in the joint operating agreement for the Stabroek Block. If these discussions do not result in an acceptable resolution and arbitration (if pursued) does not result in a confirmation that such right of first refusal provision is inapplicable to the Merger, then there would be a failure of a closing condition under the Chevron Merger Agreement, in which case the Chevron Merger would not close. For additional information, please see the section entitled “The Merger-Stabroek JOA” in Chevron’s preliminary registration statement on Form S-4 filed on February 26, 2024. The obligation of Hess to consummate the merger is also subject to the receipt of a tax opinion from legal counsel that the Chevron Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.

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

Seasonal weather conditions, which may be impacted by climate change, may adversely affect our customers’ ability to conduct drilling activities in some of the areas where we operate and our ability to operate our assets and to construct additional facilities. Additionally, natural disasters, local and global public health emergencies, political crises, and other catastrophic events or other events outside of our control may affect our facilities or the facilities of third parties on which we depend and could impact our business and our results of operations and financial condition.

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

Our facilities and the facilities of our suppliers, third-party service providers and customers can also be affected by other natural disasters (such as earthquakes, tornados, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, wars, including the war between Russia and Ukraine and between Israel and Hamas, political instability or other conflict), or other events outside of our control, and our business and our results of operations and financial condition could suffer. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or, depending upon the severity, globally. To the extent any of these events were to occur, the resulting impacts could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our shareholders.

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

We generate substantially all of our revenues under fee‑based commercial agreements with Hess under which we are paid based on the volumes of crude oil, natural gas and NGLs that we handle and the ancillary services we provide, rather than the value of the commodities themselves. As a result, our operations and cash flows generally have minimal direct exposure to commodity price risk. While the initial term of our commercial agreements provides for an annual fee recalculation mechanism to target a return on capital deployed, the Secondary Term of our commercial agreements changes to an inflation-based fee structure, which may provide less downside risk protection. In addition, we may acquire or develop additional assets in the future or enter into transactions that have a greater exposure to fluctuations in commodity prices than our current operations. Our efforts to negotiate contractual arrangements to minimize our direct exposure to commodity price risk in the future may not be successful. Recent growing concerns about global economic growth and inflation could have a significant adverse impact on global financial markets and commodity prices, which could reduce demand for our midstream services and affect the ability of our business partners, suppliers and customers to conduct business. Additionally, commodity prices have been significantly affected by geopolitical conflicts and wars, such as the ongoing war between Russia and Ukraine and the conflict between Israel and Hamas. Increased exposure to the volatility of crude oil, natural gas and NGL prices in the future could have a material adverse effect on our revenues and cash flow and our ability to make distributions to our shareholders.

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

We have a significant amount of consolidated indebtedness. As of December 31, 2023, we had $2,477.3 million carrying value of outstanding senior notes of the Partnership, $340.0 million carrying value of borrowings outstanding under the Partnership’s senior secured revolving credit facility and $394.1 million carrying value of borrowings outstanding under the Partnership’s senior secured term loan facility.

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

Terrorist attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy‑related assets and transportation assets, may be at greater risk of future terrorist attacks than other targets in the United States. There is no guarantee that our insurance policies will be sufficient to cover our losses resulting from a terrorist attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by us, Hess or our other business partners may materially impact our business and operations.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “Digital Systems”). Some of our Digital Systems are managed and owned by Hess, but we and Hess also rely on third parties for a range of Digital Systems and related products and services, including but not limited to cloud computing services. We and Hess use these Digital Systems to communicate, analyze and store proprietary, financial and operating data as well as data about employees, business partners and other third parties (collectively, “Confidential Information”). Our reliance on technology has increased due to our use of remote communications and hybrid work-from-home arrangements, which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Technical system flaws, power loss and cybersecurity risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware and other cybersecurity issues, could compromise our Digital Systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our Confidential Information and communications. In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our customers’ products to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical processing, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for our services and settle transactions. As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, reputational harm, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.

We and Hess routinely experience attempts by external parties to penetrate and attack our Digital Systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our and Hess’ systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. Threat actors are becoming increasingly adept in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. Further, there can be no assurance that our or Hess’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our Digital Systems and Confidential Information. As technologies evolve and these cybersecurity attacks become more sophisticated, we or Hess may incur significant costs to upgrade or enhance our security measures to protect against such attacks. We and Hess may also face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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

DOT, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management systems. PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in October 2019, PHMSA published three major rules focused on: the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued a final rule (the second part of the Mega Rule) that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. The rule established two new types of onshore gas gathering pipelines subject to varying degrees of regulation: all onshore gathering line operators are now subject to PHMSA’s annual reporting and incident reporting requirements, and certain previously unregulated rural gas gathering lines must now comply with PHMSA damage prevention and, depending on the size of the pipeline, construction and operational requirements. In August 2022, PHMSA published another final rule (the third and final part of the Mega Rule) expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. The extent and magnitude of costs to comply with these new and future rules cannot currently be reliably or accurately estimated due to the uncertainty regarding the additional measures to be taken and how they will be implemented. We expect that such costs will include initial expenses for compliance, and lower on-going expenses that are not expected to be material to our overall financial results.

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

In addition, if we fail to comply with applicable PHMSA regulations, rules, or orders, this could result in the imposition of civil penalties. Pursuant to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective December 28, 2023, those maximum civil penalties were increased by PHMSA to $266,015 per violation per day, with a maximum of $2,660,135 for a series of violations, to account for inflation.

If our assets become subject to FERC regulation, or if federal, state or local regulations or policies change, or if we fail to comply with such regulations, our financial condition, results of operations and cash flows could be materially and adversely affected.

Although the FERC has not made any formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant and LM4, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is not subject to tariff requirements under the NGA. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the ICA, because they fall outside FERC’s tariff jurisdiction. However, the classification and regulation of our gathering facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA or ICA, such determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have violated the NGA or the Natural Gas Policy Act, or the NGPA, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,496,035 per violation per day and disgorgement of profits associated with any violation. In addition, state regulation of gathering facilities and intrastate transportation pipelines generally include various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation.

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

We do not conduct hydraulic fracturing operations, but Hess’ and our other customers’ crude oil and natural gas production operations often require hydraulic fracturing as part of the completion process. While hydraulic fracturing is typically regulated by state agencies, federal agencies have also asserted regulatory authority over the process. In addition, Congress may in the future further consider legislation giving the U.S. Environmental Protection Agency (“EPA”), direct authority to regulate and require federal permitting of hydraulic fracturing under the Safe Drinking Water Act.

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

In addition, recent and potential regulations regarding climate change could adversely affect our operations. Currently, various federal and state legislative and regulatory bodies have, or are considering, measures to address greenhouse gas emissions, and some have recently passed or proposed climate-related rules and regulations. These measures include programs that require the crude oil and natural gas industry to report and/or control greenhouse gas emissions, and for states to develop statewide or regional programs to address greenhouse gas emissions. For example, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions. Additionally, California recently enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act, Climate Related Financial Risk Act and Voluntary Carbon Market Disclosures Act, which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon offsets and/or carbon reduction claims. Legislation similar to California’s Climate Corporate Data Accountability Act is also under consideration in other states. Our customers or other business partners may require us to provide additional climate-related information from us if they are also subject to these or additional climate-related disclosure laws or regulations. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. Such climate-related disclosure requirements will result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. In addition, we may take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, transportation and raw material costs, capital expenditures or insurance premiums; however, there is no guarantee that such efforts will have the desired effects. These developments also could have an indirect effect on our business if Hess’ Bakken operations are adversely affected due to increased regulation of Hess’ facilities or reduced demand for crude oil, natural gas and NGLs. For example, in December 2023, the EPA issued a final rule to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

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

In May 2021, the Biden administration issued an executive order requiring federal agencies, including financial regulators, to develop steps towards the mitigation of climate-related financial risk and its drivers and on October 14, 2021, issued a roadmap which sets out a climate risk accountability framework. Such executive actions, as well as uncertainty regarding the future course of federal regulation, legislation and associated litigation, could indirectly affect our business and our results of operations by reducing demand for our services.

At both the federal and state-level, there are also an increasing number of legislative initiatives and proposals that may lead to reduced demand for oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The Inflation Reduction Act (“IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In January of 2024, the EPA released its proposed rule to implement the methane emissions fee with a proposed effective date in 2025 for reporting year 2024 emissions. In addition, on January 26, 2024, the Biden Administration announced a temporary pause on the U.S. Department of Energy’s review of pending decisions for authorization to export liquified natural gas (“LNG”) to non-Free Trade Agreement countries while the U.S. Department of Energy reviews and updates the underlying analyses for such decisions using more current data to account for considerations like the environmental and climate change impacts of LNG. The temporary pause is not expected to affect LNG exports that have already been authorized. Such legislation, regulations and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

In addition to recent and potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. For example, the Paris Agreement seeks to combat climate change through the establishment of nationally-determined greenhouse gas emissions reduction goals. Since the United States’ re-entry into the Paris Agreement, President Biden has announced, in April 2021, a goal of reducing the United States’ emissions by at least 50% below 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s methane rules—that may be needed to achieve those commitments. In November 2021, the international community gathered again in Glasgow at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide greenhouse gases. Relatedly, at COP26, the United States and the European Union jointly announced the launch of the Global Methane Pledge, by which signatory countries commit to reducing global methane emissions by at least 30% from 2020 levels by 2030. Since its formal launch at COP26, over 150 countries have joined the pledge. Additionally, in December 2023 at the 28th Conference of the Parties on the UN Framework Convention on Climate Change (“COP28”) in Dubai, representatives from almost 200 countries agreed to take measures to contribute to global efforts to reduce the impacts of climate change, including by considering options to transition away from the use of fossil fuels in energy systems. While significant uncertainty exists as to the specifics on any regulation of methane or other greenhouse gas emissions under federal regulations such as the Clean Air Act or other local, regional or international regulatory regimes, their impact, if enacted, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. However, the extent and magnitude of that impact cannot currently be reliably or accurately estimated.

Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our services and adversely affect our business.

We recognize that climate change and sustainability are growing global environmental concerns. We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successfully operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change and sustainability initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our reputation and financial condition. As a result of heightened public awareness and attention to climate change and sustainability, as well as continued regulatory initiatives, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our customers and our business. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Shareholder activism in relation to environmental, social and governance (“ESG”) matters, including climate change and sustainability issues, has been increasing in our industry in recent times, and shareholders may attempt to effect changes to our business or governance. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change or other ESG factors, which could make it more difficult to finance our business or diversify our shareholder base. Furthermore, increasing attention to climate change and other ESG risks has also resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including Hess, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm. Moreover, any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our services.

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

On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. It is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. Remediation infrastructure was put in place and remediation and monitoring is ongoing. On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality (“DEQ”) in connection with the produced water release described above. The Notice alerted the Company that it may have violated the State’s water pollution control laws, but neither imposed nor waived any enforcement action. On January 11, 2024, the DEQ proposed an Administrative Consent Agreement (“ACA”) that included an administrative penalty of $445,000 and further line monitoring practices with respect to certain water gathering pipelines. The Company is evaluating the proposed ACA and is engaging in further discussions with DEQ. See Item 8. Financial Statements and Supplementary Data. Note 11, Commitments and Contingencies.

Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand some of our existing operations or limit our customers’ ability to develop new crude oil and natural gas wells.

The federal Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Many states have analogous laws designed to protect endangered or threatened species or their habitats. The designation of previously unidentified endangered or threatened species under such laws may affect our and our customers’ operations. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

Risks Inherent in an Investment in Us

We may not generate sufficient available cash to support the payment of the minimum quarterly distribution to our shareholders.

Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our Class A Shares of at least $0.30 per share, or $1.20 per share on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. In order to support the payment of the minimum quarterly distribution, we must generate available cash (as defined in our partnership agreement) of approximately $67.9 million per quarter, or approximately $271.6 million per year, based on Hess’ and GIP’s noncontrolling interest in us and the number of Class A Shares outstanding as of December 31, 2023. We may not generate sufficient available cash each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our Class A Shares principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•
the volumes of crude oil, natural gas, NGLs and produced water that we handle on our assets;
•
the fees with respect to volumes that we handle on our assets;
•
the level of competition from other midstream energy companies in our geographic markets; and
•
outages at our facilities caused by mechanical failure, maintenance, construction and other similar activities.

In addition, the actual amount of available cash we generate will also depend on other factors, some of which are beyond our control, including:

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

Our partnership agreement requires that we distribute all of our available cash to our shareholders. As a result, we expect to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion projects. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional shares in connection with any acquisitions or expansion projects, the payment of distributions on those additional shares may increase the risk that we will be unable to maintain or increase our per share distribution level. There are no limitations in our partnership agreement on our ability to issue additional shares, including shares ranking senior to our Class A Shares as to distributions or in liquidation or that have special voting rights and other rights, and our shareholders will have no preemptive or other rights (solely as a result of their status as shareholders) to purchase any such additional shares. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our shareholders.

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

Neither our partnership agreement nor the partnership agreement of the Partnership prohibits the Sponsors or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with the Company. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including the Sponsors and the Company’s executive officers and directors. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for the Company will not have any duty to communicate or offer such opportunity to the Company. Consequently, the Sponsors and other affiliates of our general partner, including HIP GP LLC, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer the Company the opportunity to purchase any of those assets. As a result, competition from the Sponsors and other affiliates of our general partner could materially and adversely impact the Company’s results of operations and available cash.

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

Our shareholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient shares to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all of our outstanding shares voting together as a single class is required to remove our general partner. As of December 31, 2023, our general partner and its affiliates collectively owned approximately 70% of the outstanding Class B Shares and the Class A Shares, considered as a single class.

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

If at any time our general partner and its affiliates, including our Sponsors, own more than 80% of the issued and outstanding limited partner interests of any class, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the limited partner interests of such class held by unaffiliated persons at a price not less than their then-current market price. As a result, our shareholders may be required to sell their Class A Shares at an undesirable time or price and may not receive any return on their investment. Our shareholders may also incur a tax liability upon a sale of their Class A Shares. For purposes of this calculation, the Class B Shares will be considered collectively with the Class A Shares as a single class.

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

As of December 31, 2023, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares, 157,941,441 Class B Shares, and 157,941,441 Class B Units in the Partnership. The Class B Units in the Partnership are exchangeable, together with an equal number of Class B Shares, into Class A Shares on a one-to-one basis. We have agreed to provide our Sponsors with certain registration rights under applicable securities laws with respect to resales of the Class A Shares. The sale of these Class A Shares in the public or private markets could have an adverse impact on the price of the Class A Shares or any trading market that may develop.

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

We are subject to U.S. federal income tax as a corporation at the current corporate tax rate of 21% and to state income tax in various states at various rates. Government action could result in tax increases retroactively or prospectively through tax claims, changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. Distributions on our Class A Shares are treated as distributions on corporate stock for U.S. federal income tax purposes and taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits). Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal and state income tax purposes, available cash will be reduced by any tax liabilities.

On August 16, 2022 the United States enacted the IRA, which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. From time to time since enactment, the Department of Treasury and the Internal Revenue Service have issued interim guidance related to the alternative minimum tax and intend to issue proposed regulations addressing the alternative minimum tax in the future. We continue to evaluate the effect of the new law and any additional guidance on our future cash flows and financial results, including if we become a taxpayer subject to the alternative minimum tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Cybersecurity is an integral part of risk management at the Company, and we and Hess share a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. We rely primarily on Hess’ cybersecurity risk management program and processes, including policies, controls or procedures, which includes a cybersecurity incident response plan as well as our own property and casualty insurance that may cover damages caused as a result of a cybersecurity event.

We and Hess design and assess the program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we or Hess meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our businesses.

Our cybersecurity risk management program is integrated into the overall enterprise risk management program overseen by Hess’ Chief Risk Officer, who also serves as our Chief Financial Officer, and shares certain methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other areas affecting our and Hess’ business risks, including financial, compliance, EHS and governance matters, among other topics.

The Company’s and Hess’ cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to critical systems integral to our services as well as the activities of our business partners and our broader enterprise information technology environment;
•
a security team principally responsible for managing cybersecurity risk assessment processes, security controls and response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•
ongoing cybersecurity awareness and compliance training that occurs quarterly and is mandatory for all Hess employees, incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers and vendors.

The Company has not identified risks from known cybersecurity threats during the year ended December 31, 2023, including as a result of any prior cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Additional information about cybersecurity risks we face is discussed in Part I, Item 1A. Risk Factors, under the heading “Disruption, failure or cybersecurity attacks affecting or targeting information technology and infrastructure used by us, Hess or our business partners may materially impact our business and operations” which should be read in conjunction with the information above.

Cybersecurity Governance

Our general partner’s board of directors appreciates the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection and mitigation of the effects of any such incidents on the Company. The board considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee primary responsibility for oversight of the Company’s risk management practices, including oversight of cybersecurity and other information technology risks.

The audit committee oversees the implementation of our cybersecurity risk management program. The committee receives presentations on cybersecurity topics from management at least twice a year, including the nature of threats, defense and detection capabilities; incident response plans; and Hess employee training activities. In addition, management updates the committee, as necessary, regarding any material cybersecurity incidents as well as other incidents with lesser impact potential. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

We rely on Hess’ management team – including the Chief Risk Officer, the Head of Information Technology and the Chief Information Security Officer (“CISO”) – for assessing and managing our material risks from cybersecurity threats. The team is primarily responsible for our overall cybersecurity risk management program and supervises both Hess’ internal cybersecurity personnel and retained external cybersecurity consultants. Hess’ Chief Risk Officer, who also currently serves as our Chief Financial Officer, has nearly 20 years of experience in this role and previously served as a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Hess’ Head of Information Technology and Hess’ CISO each have over 20 years of experience in information technology leadership in oil and gas. Furthermore, Hess’ CISO holds a Bachelor of Science in Cyber and Data Security from the University of Arizona and is a Certified Information Systems Security Professional.

The management team is informed about and monitors the efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by Hess; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. See Note 11. Commitments and Contingencies for additional details.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related SHAREholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our Class A Shares are listed on the New York Stock Exchange and are traded under the symbol “HESM”.

Holders

As of December 31, 2023, there were 10 shareholders of record who owned a total of 68,367,647 of our Class A Shares, one of which is Hess Midstream GP LP. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name. In addition, as of December 31, 2023, Hess Midstream GP LP owned an aggregate of 145,620,222 Class B Shares and Hess owned directly an aggregate of 12,321,219 Class B Shares. Hess and GIP indirectly own the Class A Shares and Class B Shares owned by Hess Midstream GP LP.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2023:

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options	future issuance under
Plan category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation plans not approved by security holders (1)	-	-	-
Hess Midstream LP 2017 Long Term Incentive Plan	103,377 (2)	$-	2,448,976
Total	103,377	$-	2,448,976
(1)
The general partner of our predecessor adopted the Long-Term Incentive Plan in connection with the IPO.
(2)
The amount includes 103,377 phantom unit awards that vest ratably over a three-year period for officers and employees, and vest after one year for directors following the date of grant. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings.

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

The following table sets forth the cash distributions per share declared on the Class A Shares, for the three most recent years through December 31, 2023:

Quarterly Cash
Three most recent years	Distribution per Share(1)
March 31, 2021	$0.4526
June 30, 2021	$0.5042
September 30, 2021	$0.5104
December 31, 2021	$0.5167
March 31, 2022	$0.5492
June 30, 2022	$0.5559
September 30, 2022	$0.5627
December 31, 2022	$0.5696
March 31, 2023	$0.5851
June 30, 2023	$0.6011
September 30, 2023	$0.6175
December 31, 2023	$0.6343

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us and, as of December 31, 2023, 898,000 Class A Shares and 145,620,222 Class B Shares. Our general partner, in its capacity as a shareholder, is entitled to share in cash distributions on our Class A Shares, but is not otherwise entitled to receive cash distributions with respect to its general partner interest in us or its Class B Shares. However, our general partner may in the future own other equity interests in us and may be entitled to receive distributions on any such interests.

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

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream Operations LP,” the “Partnership,” “us,” “we,” “our” or similar terms, when referring to periods between the IPO date on April 10, 2017 and December 16, 2019, refer to Hess Midstream Operations LP (formerly known as Hess Midstream Partners LP, the predecessor registrant to Hess Midstream LP), including its consolidated subsidiaries. All references to “Hess Midstream LP,” the “Company,” “us,” “our,” “we” or similar terms, when referring to periods subsequent to December 16, 2019, refer to Hess Midstream LP, including its consolidated subsidiaries.

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

Significant Activities

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is subject to shareholder and regulatory approvals and other closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place. As part of the annual nomination process set forth in the Company’s long-term commercial agreements, the Company set its MVCs and rates, which were set based on Hess’ current 4-rig program in the Bakken. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

In 2023, we added 70 MMcf/d of compression capacity by constructing one new greenfield compressor station and expanding an existing compressor station. Construction was also completed on an additional greenfield compressor station that, once put into operation in early 2024, will further increase compression capacity by approximately 30 MMcf/d. Additionally, in 2024, we plan to complete two more greenfield compressor stations, which are expected to provide, in aggregate, an additional 85 MMcf/d of gas compression capacity when brought online in 2025 and are expandable to 140 MMcf/d in the future.

2023 Equity Transactions

During 2023, the Company, the Partnership and the Sponsors completed the following equity transactions:

•
On May 19, 2023, the Sponsors sold an aggregate of 12,765,000 of our Class A Shares representing limited partner interests (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 1,665,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $27.00 per Class A Share, less underwriting discounts.
•
On August 17, 2023, GIP sold an aggregate of 10,000,000 of our Class A Shares in an underwritten public offering at a price of $28.80 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A Shares at the same price per Class A Share, less underwriting discounts, which was exercised in full on August 22, 2023.

In 2023, the Sponsors received net proceeds from the offerings of approximately $662.2 million after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

•
On March 30, 2023, the Partnership repurchased an aggregate 3,619,254 Class B Units representing limited partner interests in the Partnership (“Class B Units”) from the Sponsors at a purchase price of $27.63 per Class B Unit, for total consideration of approximately $100.0 million, which was funded using borrowings under the Partnership’s existing revolving credit facility.

•
On June 29, 2023, the Partnership repurchased an aggregate 3,350,084 Class B Units from the Sponsors at a purchase price of $29.85 per Class B Unit, for total consideration of approximately $100.0 million, which was funded using borrowings under the Partnership’s existing revolving credit facility.
•
On September 22, 2023, the Partnership repurchased an aggregate 3,301,420 Class B Units from the Sponsors at a purchase price of $30.29 per Class B Unit, for total consideration of approximately $100.0 million, which was funded using borrowings under the Partnership’s existing revolving credit facility.
•
On November 16, 2023, the Partnership repurchased an aggregate 3,370,407 Class B Units from the Sponsors at a purchase price of $29.67 per Class B Unit, for total consideration of approximately $100.0 million, which was funded using borrowings under the Partnership’s existing revolving credit facility.

See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 7, Debt and Interest Expense, and Note 8, Partners' Capital and Distributions for additional details.

At December 31, 2023:

•
the Company held a 30.2% controlling interest in the Partnership and the Sponsors held a 69.8% noncontrolling economic interest in the Partnership;
•
public limited partners held a 29.8% voting interest and a 98.7% economic interest in the Company, which represents an indirect 29.8% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held a 70.2% voting interest and a 1.3% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 70.2% economic interest in the Partnership. See Organizational Structure.

Business Strategies

Our principal business objective is to grow our business and available cash supported by fee-based contracts and disciplined financial strategy. We expect to achieve this objective through the following business strategies:

•
Focus on Cash Flow Stability and Growth Supported by Long-Term, Fee-Based Contracts and a Disciplined Financial Strategy. We seek to grow our available cash to be able to fund our capital projects and provide consistent and ongoing return of capital to shareholders while maintaining balance sheet strength. Our commercial agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and downside risk protection.
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

Climate Change and Energy Transition

We are committed to building a sustainable enterprise that helps meet the world’s energy needs in a safe, environmentally responsible, socially sensitive and profitable way. As a growth-oriented provider of midstream services to Hess and other third-party crude oil and natural gas producers, we believe sustainable and responsible operations create value for the benefit of all our stakeholders – our shareholders, our business partners, and the local communities and economies where we operate – which in turn benefits society at large.

We are aligned with Hess’ environment, health, safety and social responsibility strategy. We play a critical role in progress toward shared goals and performance improvements, including Hess’ emissions reduction efforts, by providing the infrastructure to move oil, NGLs and natural gas to market and reduce wellhead flaring as well as through efforts to reduce our own greenhouse gas (“GHG”) emissions, which are included in Hess’ overall emissions footprint. Hess’ significant reductions in flaring in recent years, which have supported its overall GHG reduction efforts, have primarily been related to our focus on natural gas capture through increased availability and reliability at our compressor stations; expansion of gathering and processing infrastructure; and enhanced communication and coordination with third-party gatherers. We continue to execute capital projects to increase natural gas capture rates, which provide economic returns through the sale of the additional natural gas and NGLs captured and to reduce flaring in the Bakken region. Hess’ executive led task force that includes Hess Midstream LP’s executives provides oversight for Hess’ climate change strategy implementation and works to identify and recommend GHG reduction opportunities, evaluating and implementing technologies, as appropriate, and evaluating future capital and infrastructure requirements.

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

Terminaling and Export

Our terminaling and export segment includes Hess North Dakota Export Logistics Operations LP, or Logistics Opco, which owns each of the following assets:

•
Ramberg Terminal Facility. A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal, Dakota Access Pipeline (“DAPL”) and other third‑party pipelines and storage facilities.
•
Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.
•
Crude Oil Rail Cars. A total of 550 crude oil rail cars, constructed to DOT‑117 safety standards, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.
•
Johnson’s Corner Header System. An approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to DAPL and other third‑party interstate pipeline systems.

•
Other DAPL Connections. Various connections into DAPL that receive crude oil by pipeline from the crude oil gathering system for delivery into DAPL.

Significant 2023 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2023 include:

•
Throughput volumes increased 15% for gas processing, 12% for terminaling and 28% for water gathering in 2023 compared with 2022, primarily due to increased Hess drilling activity, higher gas capture and higher third-party volumes.
•
Consolidated net income of $607.7 million.
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $118.6 million, or $2.11 basic earnings per Class A Share.
•
Net cash provided by operating activities of $866.4 million.
•
Adjusted EBITDA of $1,022.2 million.
•
Paid cash distributions of $1.8037 per Class A share in total for the first three quarters of 2023 and declared a cash distribution of $0.6343 per Class A share for the fourth quarter of 2023, which was paid in February 2024.
•
Completed the repurchase of an aggregate of 13,641,165 Class B Units of the Partnership from the Sponsors for approximately $400 million.

Revenues and other income in 2023 were $1,348.6 million compared with $1,275.2 million in 2022. Current year revenues and other income were up $73.4 million compared with the prior year, of which $86.7 million was primarily attributable to higher tariff rates and $9.1 million was attributable to higher third-party revenues, pass-through revenues and other income, partially offset by $22.4 million primarily attributable to crude oil physical volumes that were below prior-year MVC levels. Total operating costs and expenses in 2023 were $531.7 million, up from $484.0 million in the prior year. The increase was attributable to higher operating and maintenance expenses of $33.4 million, including higher maintenance activity on our gathering and processing infrastructure, rail car inspection and recertification activity and costs charged to us under our omnibus and employee secondment agreements. Additionally, part of the increase was attributable to higher depreciation of $11.2 million and higher general and administrative expenses of $3.1 million. Interest expense, net of interest income, increased $29.7 million, primarily attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility, as well as the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense in 2023 was $37.9 million, up from $26.6 million in 2022, which was primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2022 and 2023. As a result, consolidated net income decreased $12.9 million while Adjusted EBITDA increased $39.3 million during the year ended December 31, 2023, compared with the year ended December 31, 2022.

Throughput volumes increased 15% for gas processing and 14% for gas gathering in 2023 compared with 2022 primarily due to increased Hess drilling activity, higher gas capture and higher third-party volumes. Throughput volumes increased 12% for crude oil terminaling and 4% for crude oil gathering in 2023 compared with 2022 primarily due to increased Hess drilling activity and higher third-party volumes. Water gathering volumes increased 28%, reflecting higher production and steady organic growth of our water handling business.

For additional discussion of the results of operations at the segment level, see “Results of Operations” below. For additional information regarding Adjusted EBITDA, our non‑GAAP financial measure, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measure” below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long-term, fee-based commercial agreements with Hess effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements.

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess had an initial 10-year term. We exercised our renewal options to extend each of these commercial agreements for one additional 10-year term effective January 1, 2024, through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For this gathering sub-system, the initial term is 15 years effective January 1, 2014, and the Secondary Term is 5 years. For the water services agreements the initial term is 14 years effective January 1, 2019, and the Secondary Term is 10 years. We have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

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

Our revenues also include revenues from (i) third-party volumes contracted directly with us, (ii) third-party volumes contracted with Hess and delivered to us under the commercial agreements with Hess described above, and (iii) pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. For the year ended December 31, 2023, our gas gathering and gas processing revenues comprised approximately 75% of total affiliate revenues, excluding passthrough revenues. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses and (iii) Adjusted EBITDA.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash and non‑recurring items, if applicable. We use Adjusted EBITDA to analyze our performance and liquidity.

Adjusted EBITDA is a non‑GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA should not be considered as an alternative to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of these measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Year Ended December 31, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$727.7	$496.0	$114.4	$-	$1,338.1
Third-party services	2.3	5.7	-	-	8.0
Other income	-	-	2.5	-	2.5
Total revenues	730.0	501.7	116.9	-	1,348.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	185.3	99.0	28.7	-	313.0
Depreciation expense	115.6	59.9	17.0	-	192.5
General and administrative expenses	10.9	5.3	1.3	8.7	26.2
Total operating costs and expenses	311.8	164.2	47.0	8.7	531.7
Income (loss) from operations	418.2	337.5	69.9	(8.7)	816.9
Income from equity investments	-	7.7	-	-	7.7
Interest expense, net	-	-	-	179.0	179.0
Income (loss) before income tax expense	418.2	345.2	69.9	(187.7)	645.6
Income tax expense	-	-	-	37.9	37.9
Net income (loss)	418.2	345.2	69.9	(225.6)	607.7
Less: Net income (loss) attributable to noncontrolling interest	316.6	261.7	53.1	(142.3)	489.1
Net income (loss) attributable to Hess Midstream LP	$101.6	$83.5	$16.8	$(83.3)	$118.6

Throughput volumes
Gas gathering (MMcf/d)	381				381
Crude oil gathering (MBbl/d)	100				100
Gas processing (MMcf/d)		367			367
Crude oil terminaling (MBbl/d)			115		115
NGL loading (MBbl/d)			13		13
Water gathering (MBbl/d)	95				95

For the Year Ended December 31, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$677.9	$470.8	$124.5	$-	$1,273.2
Other income	-	-	2.0	-	2.0
Total revenues	677.9	470.8	126.5	-	1,275.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	170.2	85.0	24.4	-	279.6
Depreciation expense	107.4	57.7	16.2	-	181.3
General and administrative expenses	10.7	4.3	0.9	7.2	23.1
Total operating costs and expenses	288.3	147.0	41.5	7.2	484.0
Income (loss) from operations	389.6	323.8	85.0	(7.2)	791.2
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	149.3	149.3
Income (loss) before income tax expense	389.6	329.1	85.0	(156.5)	647.2
Income tax expense	-	-	-	26.6	26.6
Net income (loss)	389.6	329.1	85.0	(183.1)	620.6
Less: Net income (loss) attributable to noncontrolling interest	323.2	272.5	70.6	(129.6)	536.7
Net income (loss) attributable to Hess Midstream LP	$66.4	$56.6	$14.4	$(53.5)	$83.9

Throughput volumes
Gas gathering (MMcf/d)	333				333
Crude oil gathering (MBbl/d)	96				96
Gas processing (MMcf/d)		319			319
Crude oil terminaling (MBbl/d)			103		103
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	74				74

For the Year Ended December 31, 2021	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$630.6	$435.7	$137.5	$-	$1,203.8
Total revenues	630.6	435.7	137.5	-	1,203.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	143.1	128.4	16.8	-	288.3
Depreciation expense	101.0	48.4	16.2	-	165.6
General and administrative expenses	8.9	5.7	0.8	7.3	22.7
Total operating costs and expenses	253.0	182.5	33.8	7.3	476.6
Income (loss) from operations	377.6	253.2	103.7	(7.3)	727.2
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income (loss) before income tax expense	377.6	263.8	103.7	(112.7)	632.4
Income tax expense	-	-	-	14.6	14.6
Net income (loss)	377.6	263.8	103.7	(127.3)	617.8
Less: Net income (loss) attributable to noncontrolling interest	341.3	238.3	93.6	(101.8)	571.4
Net income (loss) attributable to Hess Midstream LP	$36.3	$25.5	$10.1	$(25.5)	$46.4

Throughput volumes
Gas gathering (MMcf/d)	324				324
Crude oil gathering (MBbl/d)	110				110
Gas processing (MMcf/d)		305			305
Crude oil terminaling (MBbl/d)			116		116
NGL loading (MBbl/d)			13		13
Water gathering (MBbl/d)	73				73

Year ended December 31, 2023 Compared to Year Ended December 31, 2022

Gathering

Revenues and other income increased $52.1 million in 2023 compared to 2022, of which $64.1 million is attributable to higher tariff rates, $11.5 million is attributable to higher water gathering and disposal revenues, $7.6 million is attributable to higher pass-through revenues included in affiliate and third-party services, and $1.8 million is attributable to higher third-party services contracted directly with us. Despite the overall higher gas gathering physical volumes in 2023, these revenue increases were partially offset by $18.0 million as the higher gas gathering volumes were still below the MVC levels in 2022 in one of the sub-systems. The remaining decrease of $14.9 million is attributable to crude oil gathering volumes where actual physical volumes were at or slightly below MVCs in 2023 and below MVCs in 2022, with physical volumes in 2023 lower than MVC levels in 2022.

Operating and maintenance expenses increased $15.1 million, of which $7.6 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $6.0 million is attributable primarily to higher maintenance activity on our gathering and compression infrastructure, and $4.5 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. These increases were partially offset by $3.0 million attributable to the August 2022 produced water release remediation reserve. Depreciation expense increased $8.2 million due to new compressors and other new gathering assets placed in service.

Processing and Storage

Revenues and other income increased $30.9 million in 2023 compared to 2022, of which $16.9 million is attributable to higher gas processing physical volumes that were above the 2023 and 2022 MVC levels, $7.9 million is attributable to higher tariff rates, $5.3 million is attributable to higher third-party services contracted directly with us, and $0.8 million is attributable to higher pass-through revenues included in affiliate and third-party services.

Operating and maintenance expenses increased $14.0 million, of which $7.5 million is attributable to higher maintenance activity, $3.6 million is attributable to higher third-party processing fees due to higher volumes processed at the LM4 plant, $2.1 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, and $0.8 million is attributable to higher pass-through costs. Depreciation expense increased $2.2 million due to new assets placed in service.

Income from equity investments increased $2.4 million in 2023 compared to 2022 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $9.6 million in 2023 compared to 2022. Although physical volumes were generally above MVCs in 2023, they remained below the MVC levels of 2022, resulting in a $17.9 million decline in revenues. Additionally, $6.9 million of the decrease is attributable to lower rail transportation pass-through revenues. These decreases were partially offset by $14.7 million attributable to higher tariff rates and $0.5 million attributable to other income.

Operating and maintenance expenses increased $4.3 million, of which $7.5 million is attributable to rail car inspection and recertification activities, $2.0 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, and $1.7 million is attributable to other maintenance activity. These increases were partially offset by $6.9 million attributable to lower rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $29.7 million, of which $23.7 million is attributable primarily to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility, and $6.0 million is attributable to the $400.0 million 5.50% fixed-rate senior notes issued in April 2022. Income tax expense increased $11.3 million in the same period primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2022 and 2023.

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

Interest and Other

Interest expense, net of interest income, increased $43.9 million, primarily attributable to the $750.0 million 4.25% fixed-rate senior notes issued in August 2021, the $400.0 million 5.50% fixed-rate senior notes issued in April 2022 and higher interest rates on the Term Loan A credit facility. Income tax expense increased $12.0 million, primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2021 and 2022.

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

The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess and third parties in the Bakken, which, in turn, are ultimately dependent on Hess’ and third parties’ exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or our customers’ control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. Sustained periods of low prices for oil and natural gas could materially and adversely affect the quantities of oil and natural gas that Hess and third parties can economically produce. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

In the second quarter of 2020, as a result of the sharp decline in crude oil prices, Hess reduced its rig count from six rigs to one rig in the Bakken. In addition, third parties in the Bakken also curtailed production and reduced drilling activity. Our contract structure has largely offset and is expected to continue to offset potential impact of the reduction in volumes on our financial performance metrics through the initial term of our commercial agreements, as our minimum volume commitments provide minimum levels of cash flows and the fee recalculation mechanisms under our agreements support our cash flow stability. Subsequently, Hess increased its rig count in the Bakken to three operated rigs in September 2021, and to four operated rigs in July 2022. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility. All of our volumes are expected to be above currently established MVC levels in 2024, 2025 and 2026.

The majority of our systems are entering the Secondary Term of our commercial agreements, which includes a fixed fee structure based on the average fees paid by Hess during 2021-2023 adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future. For our terminaling and water gathering systems, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to provide downside protection through 2033.

Reconciliation of Non‑GAAP Financial Measure

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
(in millions)	2023	2022	2021
Reconciliation of Adjusted EBITDA and to net income:
Net income	$607.7	$620.6	$617.8
Plus:
Depreciation expense	192.5	181.3	165.6
Proportional share of equity affiliates' depreciation	5.1	5.1	5.1
Interest expense, net	179.0	149.3	105.4
Income tax expense	37.9	26.6	14.6
Adjusted EBITDA	$1,022.2	$982.9	$908.5

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$866.4	$861.1	$795.5
Changes in assets and liabilities	(14.5)	(14.5)	18.0
Amortization of deferred financing costs	(8.4)	(8.8)	(7.3)
Proportional share of equity affiliates' depreciation	5.1	5.1	5.1
Interest expense, net	179.0	149.3	105.4
Distribution from equity investments	(11.4)	(13.0)	(17.4)
Income from equity investments	7.7	5.3	10.6
Other	(1.7)	(1.6)	(1.4)
Adjusted EBITDA	$1,022.2	$982.9	$908.5

Liquidity and Capital Resources

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

Our partnership agreement requires that we distribute all of our available cash to shareholders. During the year ended December 31, 2023, we made distributions of $127.5 million, to the holders of our equity securities representing limited partner interests in us. In addition, the Partnership made distributions of $429.5 million to the Sponsors as holders of the Class B Units of the Partnership. On January 29, 2024, we declared a quarterly cash distribution of $0.6343 per Class A Share that was paid on February 14, 2024, to shareholders of record on February 8, 2024, and the Partnership made distributions of $0.6343 per Class B Unit of the Partnership to the Sponsors.

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2023, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

On July 14, 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2023, borrowings of $340.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $397.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2023, we were in compliance with these financial covenants.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities	$866.4	$861.1	$795.5
Cash flows used in investing activities	(223.5)	(238.2)	(163.2)
Cash flows used in financing activities	(640.6)	(622.0)	(632.7)
Net increase (decrease) in cash and cash equivalents	$2.3	$0.9	$(0.4)

Operating Activities. Cash flows from operating activities increased $5.3 million in 2023 compared to 2022. The change in cash flows from operating activities resulted from an increase in revenues and other income of $73.4 million, partially offset by an increase in expenses, other than depreciation and other non-cash gains and losses of $66.5 million and a decrease in distributions received from equity investments of $1.6 million.

Cash flows provided by operating activities increased $65.6 million in 2022 compared to 2021. The change in cash flows from operating activities resulted from an increase in revenues and other income of $71.4 million, an increase in cash provided by changes in working capital of $32.5 million, partially offset by an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $33.9 million and a decrease in distributions received from equity investments of $4.4 million.

Investing Activities. Cash flows used in investing activities decreased $14.7 million in 2023 compared to 2022, driven by lower payments for additions to property, plant, and equipment primarily related to our compression capacity expansion program.

Cash flows used in investing activities increased $75.0 million in 2022 compared to 2021, driven by higher payments for additions to property, plant, and equipment primarily related to our compression capacity expansion program.

Financing Activities. Cash flows used in financing activities increased $18.6 million in 2023 compared to 2022. In 2023, we had higher distributions to shareholders and noncontrolling interest of $25.8 million and paid higher transactions costs of $1.6 million related to unit repurchase transactions. In 2023, we also had higher net borrowings under our credit facilities of $395.5 million that we used primarily to finance the 2023 unit repurchase transactions; whereas in 2022, we had $386.7 million of proceeds from issuance of unsecured senior notes, net of any financing costs, that we used to repay the borrowings under our revolving credit facility used to finance the 2022 repurchase transaction.

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

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2023	2022	2021
(in millions)
Total capital expenditures	245.7	231.8	183.0
(Increase) decrease in accrued capital expenditures	(18.8)	2.4	(12.9)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(3.4)	4.0	(6.9)
Additions to property, plant and equipment	$223.5	$238.2	$163.2

Capital expenditures in 2023 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess' and third parties' current and future production growth and gas capture targets. The activities focused on the construction of two new greenfield compressor stations and associated pipeline infrastructure and expanding an existing compressor station.

Capital expenditures in 2022 and 2021 were also attributable to continued expansion of our compression capacity and gas capture capabilities. Capital expenditures in 2021 also included the TGP turnaround activities.

Cash Requirements

Our cash requirements within the next twelve months include accounts payables, accrued liabilities, the current portion of long-term debt, interest, purchase obligations, which include a portion of our planned capital expenditure program in 2024, and other liabilities.

Our long-term contractual obligations and commitments include:

•
Debt and interest: See Item 8. Financial Statements and Supplementary Data. Note 7, Debt and Interest Expense.
•
Purchase obligations: See Item 8. Financial Statements and Supplementary Data. Note 11, Commitments and Contingencies.

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

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, the outcomes of which are inherently uncertain. Damages or penalties may be sought from us in some matters for which the likelihood of loss may be probable or possible but the amount of loss is not currently estimable. Costs that relate to an existing condition caused by past operations are expensed. Contingent liabilities are recorded when probable and reasonably estimable, the determination of which requires significant judgment and is subject to inherent uncertainty. On August, 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately 8 miles north of Ray, North Dakota. It is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. Remediation infrastructure was put in place and remediation and monitoring is ongoing. The Company has recorded reserves for the estimated ongoing and future costs to remediate impacts of the release. See Item 8. Financial Statements and Supplementary Data. Note 11, Commitments and Contingencies. Estimates related to contingencies affect operating expenses in our accompanying consolidated statements of operations and liabilities in our balance sheets.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At December 31, 2023, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At December 31, 2023, our total debt had a carrying value of $3,211.4 million and a fair value of approximately $3,143.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $81.5 million or $85.6 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact annual interest expense by $7.4 million based on our December 31, 2023, debt balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on Internal Control over Financial Reporting

We have audited Hess Midstream LP’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Midstream LP (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream LP (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Houston, Texas

February 29, 2024

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
(in millions, except share amounts)
Assets
Cash and cash equivalents	$5.4	$3.1
Accounts receivable from contracts with customers:
Accounts receivable—trade	1.9	0.3
Accounts receivable—affiliate	122.5	122.7
Other current assets	7.0	6.2
Total current assets	136.8	132.3
Equity investments	90.2	93.9
Property, plant and equipment, net	3,229.2	3,172.8
Long-term receivable—affiliate	0.3	0.7
Deferred tax asset	324.4	177.2
Other noncurrent assets	8.6	11.3
Total assets	$3,789.5	$3,588.2
Liabilities
Accounts payable—trade	$38.5	$35.0
Accounts payable—affiliate	41.2	27.7
Accrued liabilities	105.9	82.9
Current maturities of long-term debt	12.5	2.5
Other current liabilities	12.1	11.4
Total current liabilities	210.2	159.5
Long-term debt	3,198.9	2,883.1
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	16.7	16.1
Total liabilities	3,426.3	3,059.2
Partners' capital
Class A shares (68,367,647 shares issued and outstanding as of December 31, 2023; 44,002,846 shares issued and outstanding as of December 31, 2022)	340.2	245.1
Class B shares (157,941,441 shares issued and outstanding as of December 31, 2023; 195,847,606 shares issued and outstanding as of December 31, 2022)	-	-
Total Class A and Class B partners' capital	340.2	245.1
Noncontrolling interest	23.0	283.9
Total partners' capital	363.2	529.0
Total liabilities and partners' capital	$3,789.5	$3,588.2

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
(in millions, except per share data)
Revenues
Affiliate services	$1,338.1	$1,273.2	$1,203.8
Third-party services	8.0	-	-
Other income	2.5	2.0	-
Total revenues	1,348.6	1,275.2	1,203.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	313.0	279.6	288.3
Depreciation expense	192.5	181.3	165.6
General and administrative expenses	26.2	23.1	22.7
Total operating costs and expenses	531.7	484.0	476.6
Income from operations	816.9	791.2	727.2
Income from equity investments	7.7	5.3	10.6
Interest expense, net	179.0	149.3	105.4
Income before income tax expense	645.6	647.2	632.4
Income tax expense	37.9	26.6	14.6
Net income	607.7	620.6	617.8
Less: Net income attributable to noncontrolling interest	489.1	536.7	571.4
Net income attributable to Hess Midstream LP	$118.6	$83.9	$46.4

Net income attributable to Hess Midstream LP per Class A share:
Basic	$2.11	$2.03	$1.81
Diluted	$2.08	$2.01	$1.76
Weighted average Class A shares outstanding
Basic	56.2	41.3	25.6
Diluted	56.3	41.4	25.7

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2020	$125.0	$-	$1,201.0	$1,326.0
Net income	46.4	-	571.4	617.8
Equity-based compensation	1.4	-	-	1.4
Distributions - $1.9143 per share	(49.4)	-	(479.6)	(529.0)
Recognition of deferred tax asset	89.0	-	-	89.0
Sale of shares held by Sponsors	52.4	-	(52.4)	-
Class B unit repurchase	(60.4)		(689.6)	(750.0)
Transaction costs	(0.3)		(1.8)	(2.1)
Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	83.9	-	536.7	620.6
Equity-based compensation	1.6	-	-	1.6
Distributions - $2.1845 per share	(91.0)	-	(440.2)	(531.2)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.3)	-	(1.2)	(1.5)
Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	118.6	-	489.1	607.7
Equity-based compensation	1.7	-	-	1.7
Distributions - $2.3733 per share	(127.5)	-	(429.5)	(557.0)
Recognition of deferred tax asset	185.1	-	-	185.1
Sale of shares held by Sponsors	17.8	-	(17.8)	-
Class B unit repurchase	(99.8)	-	(300.2)	(400.0)
Transaction costs	(0.8)		(2.5)	(3.3)
Balance at December 31, 2023	$340.2	$-	$23.0	$363.2

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
(in millions)
Cash flows from operating activities
Net income	$607.7	$620.6	$617.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	192.5	181.3	165.6
Income from equity investments	(7.7)	(5.3)	(10.6)
Distributions from equity investments	11.4	13.0	17.4
Amortization of deferred financing costs	8.4	8.8	7.3
Equity-based compensation expense	1.7	1.6	1.4
Deferred income tax expense	37.9	26.6	14.6
Changes in assets and liabilities:
Accounts receivable – trade	(1.6)	-	-
Accounts receivable – affiliate	0.6	(2.6)	(27.0)
Other current and noncurrent assets	(0.2)	3.5	(5.1)
Accounts payable – trade	3.5	8.1	(3.1)
Accounts payable – affiliate	10.1	(5.8)	9.7
Accrued liabilities	4.0	9.1	9.2
Other current and noncurrent liabilities	(1.9)	2.2	(1.7)
Net cash provided by operating activities	866.4	861.1	795.5
Cash flows from investing activities
Additions to property, plant and equipment	(223.5)	(238.2)	(163.2)
Net cash used in investing activities	(223.5)	(238.2)	(163.2)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	322.0	(86.0)	(80.0)
Bank borrowings with maturities of greater than 90 days
Borrowings	-	20.0	-
Repayments	(2.5)	(10.0)	(10.0)
Proceeds from issuance of senior notes	-	400.0	750.0
Deferred financing costs	-	(13.3)	(11.6)
Transaction costs	(3.1)	(1.5)	(2.1)
Class B unit repurchase	(400.0)	(400.0)	(750.0)
Distributions to shareholders	(127.5)	(91.0)	(49.4)
Distributions to noncontrolling interest	(429.5)	(440.2)	(479.6)
Net cash used in financing activities	(640.6)	(622.0)	(632.7)
Increase (decrease) in cash and cash equivalents	2.3	0.9	(0.4)
Cash and cash equivalents, beginning of period	3.1	2.2	2.6
Cash and cash equivalents, end of period	$5.4	$3.1	$2.2
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(22.2)	$6.5	$(19.8)
Recognition of deferred tax asset	$185.1	$86.4	$89.0
Tioga System Acquisition contingent liability adjustment	$-	$(2.9)	$(4.1)

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

Note 1. Description of Business

Description of Business. We are a fee-based, growth-oriented, Delaware limited partnership formed by Hess Infrastructure Partners GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”), and our general partner to own, operate, develop and acquire a diverse set of midstream assets and provide fee-based services to Hess and third-party customers. HIP was originally formed in 2015 as a 50/50 joint venture between Hess and Global Infrastructure Partners (“GIP” and, together with Hess, the “Sponsors”). We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner.

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

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is subject to shareholder and regulatory approvals and other closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place.

Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export (see Note 12, Segments).

Significant Activities. In 2023, we added 70 MMcf/d of compression capacity by constructing one new greenfield compressor station and expanding an existing compressor station. Construction was also completed on an additional greenfield compressor station that, once put into operation in early 2024, will further increase compression capacity by approximately 30 MMcf/d.

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

Note 2. Summary of Significant Accounting Policies and Basis of Presentation

Consolidation. The consolidated financial statements include our accounts and the accounts of entities over which we have a controlling financial interest through our ownership or the majority voting interests of the entity. We consolidate the activities of the Partnership as a variable interest entity (“VIE”) under U.S. Generally Accepted Accounting Principles (“GAAP”). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 12, Segments). At December 31, 2023, our noncontrolling interest represents the 69.8% interest in the Partnership retained by Hess and GIP (2022: 81.7%). All intercompany transactions and balances have been eliminated.

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

Accounts Receivable – Trade. Trade accounts receivable represent valid claims against nonaffiliated customers for services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. There were no doubtful accounts written off, nor have we provided an allowance for credit losses, as of December 31, 2023 and 2022.

Accounts Receivable – Affiliate. We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2023 and 2022.

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

Impairment of Long‑Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. No impairments of long‑lived assets were recorded during the years ended December 31, 2023, 2022 and 2021.

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

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our credit facilities. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2023: $7.4 million, 2022: $9.5 million) and unamortized deferred financing costs and discounts related to our fixed-rate senior notes and our term loan are presented as a direct reduction to the Long-term debt (2023: $26.1 million, 2022: $32.4 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations. We record legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statement of operations. At December 31, 2023, the asset retirement obligation balance included in Other noncurrent liabilities was $10.9 million and the current portion included in Accrued liabilities was $3.0 million (2022: $10.8 million and $3.0 million, respectively).

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

Our responsibilities to provide each of the above services for each year under each of the commercial agreements are considered separate, distinct performance obligations. We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method, measured using the amount of volumes serviced during the period. The minimum volume commitments are subject to fluctuation based on nominations covering substantially all of Hess’ production and projected third-party volumes that will be purchased by Hess in the Bakken. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price, as this term is defined in Accounting Standards Codification (“ASC”) Topic, ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled. There are no significant financing components in any of our commercial agreements.

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’ existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Currently, and for the remainder of the Initial Term of each commercial agreement as described in Note 4, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the Secondary Term of each commercial agreement as described in Note 4, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which will initially be reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes up to four quarters after such credit is earned. Unused credits by Hess will be recognized as revenue when they expire after four quarters. However, Hess will not be entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement or water handling services under our water gathering and disposal services agreements.

In addition, we provide gathering and processing services directly to third-party customers. We recognize revenues for each performance obligation under our direct contracts with third-party customers over-time as services are rendered using the output method, measured using the amount of volumes serviced during the period.

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

Income Taxes. Deferred income taxes are determined using the liability method and reflect temporary differences between the financial statement carrying amount and income tax basis of assets and liabilities recorded using the statutory income tax rate. Regular assessments are made of the likelihood of those deferred tax assets being realized. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount expected to be realized.

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

There were no nonrecurring fair value measurements during the years ended December 31, 2023 and 2022. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2023 and 2022.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the chief operating decision maker evaluates segment expenses and operating results. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of adopting this new ASU on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact of adopting this new ASU on our consolidated financial statements.

Note 3. Equity Transactions

Equity Offering Transactions

During the years ended December 31, 2023, 2022 and 2021, our Sponsors sold the following aggregate number of our Class A shares representing limited partner interests (“Class A Shares”) in underwritten public offering transactions:

Public Offering Date	Number of Shares Offered	Overallotment Option(1)	Total Number of Shares Offered	Public Offering Price(2)
March 15, 2021	6,000,000	900,000	6,900,000	$21.00
October 8, 2021	7,500,000	1,125,000	8,625,000	$26.00
April 4, 2022	8,900,000	1,335,000	10,235,000	$29.50
May 19, 2023	11,100,000	1,665,000	12,765,000	$27.00
August 17, 2023(3)	10,000,000	1,500,000	11,500,000	$28.80

(1)
Overallotment options were exercised in full on the same date as the public offering date unless stated otherwise.
(2)
Public offering price excluding underwriting discounts.
(3)
The overallotment option for this transaction was exercised in full on August 22, 2023.

The Sponsors received net proceeds from the 2023 equity offering transactions of approximately $662.2 million in total, after deducting underwriting discounts (2022: $291.7 million, 2021: $356.5 million in total, after deducting underwriting discounts). The Company did not receive any proceeds in the equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $17.8 million (2022: $27.0 million, 2021: $52.4 million) and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

Class B Unit Repurchases

For the years ended December 31, 2023, 2022 and 2021, we had the following activity related to Class B unit repurchases (aggregate purchase price in millions):

Closing Date	Number of Units Repurchased	Aggregate Purchase Price	Purchase Price Per Unit
August 10, 2021	31,250,000	$750.0	$24.00
April 4, 2022	13,559,322	$400.0	$29.50
March 30, 2023	3,619,254	$100.0	$27.63
June 29, 2023	3,350,084	$100.0	$29.85
September 22, 2023	3,301,420	$100.0	$30.29
November 16, 2023	3,370,407	$100.0	$29.67

On July 27, 2021, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 31,250,000 Class B Units representing limited partner interests in the Partnership for an aggregate purchase price of $750.0 million. The purchase price per Class B Unit was $24.00, representing an approximate 4% discount to the 30-day volume weighted average trading price of Class A shares representing limited partner interests in the Company through July 27, 2021. The repurchase transaction closed on August 10, 2021 and was funded through issuance by the Partnership of $750.0 million aggregate principal amount of senior unsecured notes (see Note 7, Debt and Interest Expense).

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

On November 13, 2023, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 3,370,407 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on November 16, 2023. The purchase price per Class B Unit was $29.67, the closing price of the Class A Shares on November 13, 2023.

The 2023 unit repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 7, Debt and Interest Expense).

Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. We incurred approximately $3.3 million of costs directly attributable to the repurchase transaction (2022: $1.5 million, 2021: $2.1 million) that were charged to equity.

As a result of the equity offering transactions and the repurchase transactions described above, we also recognized an additional deferred tax asset of $185.1 million (2022: $86.4 million, 2021: $89.0 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transaction being characterized as a transaction among or with shareholders.

See Note 8. Partners’ Capital and Distributions for the impact of the above equity transactions on the number of shares outstanding.

Note 4. Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were derived from transactions with Hess and its affiliates. During the year ended December 31, 2023, we began providing our services directly to third-party customers and we plan to increase our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations. In addition, we had Class B unit repurchase transactions and distributions to the Sponsors, which are disclosed elsewhere in the Notes to consolidated financial statements.

Commercial Agreements

We have long-term fee-based commercial agreements with certain subsidiaries of Hess to provide i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, v) terminaling and export services, and (vi) water handling services.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. MVCs are equal to 80% of Hess' nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Hess fails to deliver its applicable MVCs during any quarter, then Hess will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

Except for the water services agreements and except for a certain gathering sub-system as described below, each of our commercial agreements with Hess had an initial 10-year term effective January 1, 2014 (“Initial Term”). For this gathering sub-system, the Initial Term is 15 years effective January 1, 2014 and for the water services agreements the Initial Term is 14 years effective January 1, 2019. Each of our commercial agreements other than our storage services agreement includes an inflation escalator capped at 3% in any calendar year and a fee recalculation mechanism that allows fees to be adjusted annually during the Initial Term for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed over the Initial Term of the applicable commercial agreement (or, with respect to the crude oil services fee under our terminal and export services agreement, the 20-year period commencing on the effective date of the agreement).

For certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess, we exercised our renewal options to extend each of these commercial agreement for one additional 10-year term (“Secondary Term”) effective January 1, 2024 through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining gathering sub-system, the Secondary Term is 5-years, and for the water services agreements the Secondary Term is 10 years, and we have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement will be replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term will be determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs will continue to be set at 80% of Hess' nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) will be recorded as deferred revenue and recognized as revenue as the credits are utilized or expire.

For the years ended December 31, 2023, 2022 and 2021, approximately 99%, 100%, and 100%, respectively, of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliated services and third-party services, on a disaggregated basis were as follows:

	Year Ended December 31,
	2023	2022	2021
(in millions)
Affiliate services
Oil and gas gathering services	$633.8	$600.8	$540.4
Processing and storage services	496.0	470.8	435.7
Terminaling and export services	114.4	124.5	137.5
Water gathering and disposal services	93.9	77.1	90.2
Total affiliate services	$1,338.1	$1,273.2	$1,203.8
Third-party services	8.0	-	-
Total revenues from contracts with customers	$1,346.1	$1,273.2	$1,203.8
Other income	2.5	2.0	-
Total revenues	$1,348.6	$1,275.2	$1,203.8

The following table presents MVC shortfall fees earned during each period:

	Year Ended December 31,
	2023	2022	2021
(in millions)
Oil and gas gathering services	$8.2	$93.0	$43.0
Processing and storage services	(0.3)	34.9	4.4
Terminaling and export services	3.2	32.0	32.8
Water gathering disposal services	-	0.4	6.8
Total	$11.1	$160.3	$87.0

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These third-party costs are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2023	2022	2021
(in millions)
Electricity and other related fees	$47.8	$44.8	$50.3
Produced water trucking and disposal costs	38.5	33.1	37.0
Rail transportation costs	(3.4)	3.5	0.1
Total	$82.9	$81.4	$87.4

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

For the years ended December 31, 2023, 2022 and 2021, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2023	2022	2021
(in millions)
Operating and maintenance expenses	$79.7	$71.2	$63.6
General and administrative expenses	17.5	15.9	15.4
Total	$97.2	$87.1	$79.0

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

For the years ended December 31, 2023, 2022 and 2021, we had the following activity related to our agreements with LM4:

	Year Ended December 31,
	2023	2022	2021
(in millions)
Processing fee incurred	$24.0	$20.5	$27.7
Earnings from equity investments	$7.7	$5.3	$10.6
Distributions received from equity investments	$11.4	$13.0	$17.4

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2023	December 31, 2022
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,703.7	$1,591.7
Compressors, pumping stations and terminals	22 to 25 years	1,026.4	923.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	424.7	414.4
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.2	389.3
Storage facilities	20 to 25 years	19.9	19.7
Other	20 to 25 years	28.0	25.5
Construction-in-progress	N/A	136.3	136.3
Total property, plant and equipment, at cost		4,818.7	4,570.5
Accumulated depreciation		(1,589.5)	(1,397.7)
Property, plant and equipment, net		$3,229.2	$3,172.8

Note 6. Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2023	December 31, 2022
(in millions)
Accrued capital expenditures	$42.9	$24.1
Accrued interest	35.8	35.4
Other accruals	27.2	23.4
Total	$105.9	$82.9

Other current liabilities are as follows:

	December 31, 2023	December 31, 2022
(in millions)
Property and sales and use tax payable	$11.5	$10.7
Other current liabilities	0.6	0.7
Total	$12.1	$11.4

Note 7. Debt and Interest Expense

Total long-term debt is as follows:

	December 31, 2023	December 31, 2022
(in millions)
Fixed-rate senior notes:
5.625% due 2026	$800.0	$800.0
5.125% due 2028	550.0	550.0
4.250% due 2030	750.0	750.0
5.500% due 2030	400.0	400.0
Total fixed-rate senior notes	2,500.0	2,500.0
Term Loan A facility	397.5	400.0
Revolving credit facility	340.0	18.0
Total Borrowings	3,237.5	2,918.0
Unamortized deferred financing costs and discounts	(26.1)	(32.4)
Total debt	3,211.4	2,885.6
Less: current maturities of long-term debt	12.5	2.5
Total long-term debt	$3,198.9	$2,883.1

As of December 31, 2023, the maturity profile of total debt, excluding deferred financing costs and discounts, is as follows:

(in millions)	Total	2024	2025	2026	2027	2028	2029 and thereafter
Fixed-rate senior notes	$2,500.0	$-	$-	$800.0	$-	$550.0	$1,150.0
Term Loan facility	397.5	12.5	22.5	32.5	330.0	-	-
Revolving credit facility	340.0	-	-	-	340.0	-	-
Total debt (excluding interest)	$3,237.5	$12.5	$22.5	$832.5	$670.0	$550.0	$1,150.0

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

At December 31, 2023 and 2022, the Partnership’s fixed-rate senior unsecured notes had a weighted average interest rate of 5.1%.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of December 31, 2023, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

In July 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400.0 million 5‑year Term Loan A facility. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2023, borrowings of $340.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $397.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2023, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At December 31, 2023, our total debt had a carrying value of $3,211.4 million and had a fair value of approximately $3,143.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at December 31, 2023, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Interest Paid

The total amount of interest paid on all fixed-rate senior notes and credit facilities, including facility fees, during the years ended December 31, 2023, 2022 and 2021 was $170.6 million, $136.8 million and $84.5 million, respectively.

Note 8. Partners’ Capital and Distributions

Shares Outstanding

As of December 31, 2023, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares (economic and voting) and 157,941,441 Class B Shares (non-economic, voting only) representing limited partner interests in the Company, and 157,941,441 Class B Units of the Partnership representing limited partner interests in the Partnership. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

The changes in the number of shares of the Company outstanding from December 31, 2020 through December 31, 2023 are as follows:

	Class A Shares
	Public	Sponsors	Total Class A Shares	Class B Shares Sponsors	Total Class A and Class B Shares
Balance, December 31, 2020	17,130,308	898,000	18,028,308	266,416,928	284,445,236
Equity-based compensation	118,760	-	118,760	-	118,760
Equity offering transaction - March 2021	6,900,000	-	6,900,000	(6,900,000)	-
Equity offering transaction - October 2021	8,625,000	-	8,625,000	(8,625,000)	-
Repurchase Transaction	-	-	-	(31,250,000)	(31,250,000)
Balance, December 31, 2021	32,774,068	898,000	33,672,068	219,641,928	253,313,996
Equity-based compensation	95,778	-	95,778	-	95,778
Equity offering transaction - April 2022	10,235,000	-	10,235,000	(10,235,000)	-
Repurchase Transaction	-	-	-	(13,559,322)	(13,559,322)
Balance, December 31, 2022	43,104,846	898,000	44,002,846	195,847,606	239,850,452
Equity-based compensation	99,801	-	99,801	-	99,801
Repurchase Transaction - March 2023	-	-	-	(3,619,254)	(3,619,254)
Equity offering transaction - May 2023	12,765,000	-	12,765,000	(12,765,000)	-
Repurchase Transaction - June 2023	-	-	-	(3,350,084)	(3,350,084)
Equity offering transaction - August 2023	11,500,000	-	11,500,000	(11,500,000)	-
Repurchase Transaction - September 2023	-	-	-	(3,301,420)	(3,301,420)
Repurchase Transaction - November 2023	-	-	-	(3,370,407)	(3,370,407)
Balance, December 31, 2023	67,469,647	898,000	68,367,647	157,941,441	226,309,088

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2021	May 3, 2021	May 13, 2021	$0.4526
Second Quarter 2021	August 9, 2021	August 13, 2021	$0.5042
Third Quarter 2021	November 4, 2021	November 12, 2021	$0.5104
Fourth Quarter 2021	February 3, 2022	February 14, 2022	$0.5167
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022	February 2, 2023	February 13, 2023	$0.5696
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023	November 2, 2023	November 14, 2023	$0.6175
Fourth Quarter 2023(1)	February 8, 2024	February 14, 2024	$0.6343

(1)
For more information, see Note 14, Subsequent Events.

Note 9. Earnings per Share

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

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net income	607.7	620.6	617.8
Less: Net income attributable to noncontrolling interest	489.1	536.7	571.4
Net income attributable to Hess Midstream LP	118.6	83.9	46.4
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$2.11	$2.03	$1.81
Diluted:	$2.08	$2.01	$1.76
Weighted average Class A shares outstanding:
Basic:	56.2	41.3	25.6
Diluted:	56.3	41.4	25.7

For the year ended December 31, 2023, the weighted average number of Class A Shares outstanding included 40,210 dilutive restricted shares (2022: 70,795 shares; 2021: 103,672 shares).

In computing the dilutive effect, if any, of an exchange of Class B Units of the Partnership together with the equal number of Class B Shares of the Company to Class A Shares of the Company, net income attributable to Class A shareholders is adjusted, including for additional income tax expense, due to elimination of the noncontrolling interest associated with Class B Units of the Partnership. For the years ended December 31, 2023 and 2021, the “if-converted” method was more dilutive. A reconciliation of the numerator and the denominator of the diluted earnings per Class A Share calculation under the “if-converted” method, is presented below:

	Year Ended December 31,
	2023	2022	2021
(in millions, except per share data)
Diluted net income per share
Numerator:
Net income attributable to Hess Midstream LP	$118.6	$83.9	$46.4
Effect of exchange of Class B Units of the Partnership and the equal number of Class B Shares of the Company to Class A Shares of the Company	489.1	536.7	571.4
Effect of income tax expense on additional income attributable to Hess Midstream LP(1)	(119.3)	(130.9)	(139.4)
Diluted net income attributable to Hess Midstream LP	$488.4	$489.7	$478.4
Denominator:
Basic weighted average Class A Shares outstanding	56.2	41.3	25.6
Effect of dilutive securities:
Weighted average Class B Units/Shares	177.9	202.0	246.7
Restricted equity-based awards	0.1	0.1	0.1
Diluted weighted average shares outstanding	234.2	243.4	272.4
Diluted net income attributable to Hess Midstream LP per Class A Share	$2.08	$2.01	$1.76
(1)
Income tax effect is calculated assuming 24.39% blended U.S. federal and state income tax rate.

Note 10. Concentration of Credit Risk

As of December 31, 2023 and 2022, Hess and its affiliates represented approximately 98% and 100%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the years ended December 31, 2023, 2022 and 2021 were approximately 99%, 100%, and 100%, respectively.

Note 11. Commitments and Contingencies

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

As of December 31, 2023, our reserves for all estimated remediation liabilities, inclusive of the produced water release discussed above, in Accrued liabilities and Other noncurrent liabilities were $1.7 million and $5.3 million, respectively, compared with $1.4 million and $4.3 million, respectively, as of December 31, 2022.

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

On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality (“DEQ”) in connection with the produced water release described under Environmental Contingencies above. The Notice alerted the Company that it may have violated the State’s water pollution control laws, but neither imposed nor waived any enforcement action. On January 11, 2024, the DEQ proposed an Administrative Consent Agreement (“ACA”) that included an administrative penalty of $0.4 million and further line monitoring practices with respect to certain water gathering pipelines. The Company is evaluating the proposed ACA and is engaging in further discussions with DEQ.

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of December 31, 2023 and December 31, 2022, we did not have material accrued liabilities for legal contingencies.

Lease and Purchase Obligations

As of December 31, 2023 and 2022, we did not have material lease obligations.

As of December 31 2023, we had unconditional purchase commitments of $15.8 million for the year ending December 31, 2024, and none for the years thereafter.

Note 12. Segments

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
•
Equity Investment in LM4 Joint Venture. The Partnership’s 50% equity method investment in LM4 joint venture that owns a natural gas processing plant located in McKenzie County, North Dakota.

Terminaling and Export. Our terminaling and export segment consists of the following assets:

•
Ramberg Terminal Facility. A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal, Dakota Access Pipeline (“DAPL”) and other third‑party pipelines and storage facilities.
•
Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.
•
Crude Oil Rail Cars. A total of 550 crude oil rail cars, constructed to the DOT‑117 safety standards, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.
•
Johnson’s Corner Header System. An approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to DAPL and other third‑party interstate pipeline systems.
•
Other DAPL Connections. Various connections into DAPL that receive crude oil by pipeline from the crude oil gathering system for delivery into DAPL.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2023
Revenues and other income	$730.0	$501.7	$116.9	$-	$1,348.6
Net income (loss)	418.2	345.2	69.9	(225.6)	607.7
Net income (loss) attributable to Hess Midstream LP	101.6	83.5	16.8	(83.3)	118.6
Depreciation expense	115.6	59.9	17.0	-	192.5
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	7.7	-	-	7.7
Interest expense, net	-	-	-	179.0	179.0
Income tax expense	-	-	-	37.9	37.9
Adjusted EBITDA	533.8	410.2	86.9	(8.7)	1,022.2
Capital expenditures	224.5	11.2	10.0	-	245.7

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2022
Revenues and other income	$677.9	$470.8	$126.5	$-	$1,275.2
Net income (loss)	389.6	329.1	85.0	(183.1)	620.6
Net income (loss) attributable to Hess Midstream LP	66.4	56.6	14.4	(53.5)	83.9
Depreciation expense	107.4	57.7	16.2	-	181.3
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	149.3	149.3
Income tax expense	-	-	-	26.6	26.6
Adjusted EBITDA	497.0	391.9	101.2	(7.2)	982.9
Capital expenditures	210.2	8.8	12.8	-	231.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2021
Revenues and other income	$630.6	$435.7	$137.5	$-	$1,203.8
Net income (loss)	377.6	263.8	103.7	(127.3)	617.8
Net income (loss) attributable to Hess Midstream LP	36.3	25.5	10.1	(25.5)	46.4
Depreciation expense	101.0	48.4	16.2	-	165.6
Proportional share of equity affiliates' depreciation	-	5.1	-	-	5.1
Income from equity investments	-	10.6	-	-	10.6
Interest expense, net	-	-	-	105.4	105.4
Income tax expense	-	-	-	14.6	14.6
Adjusted EBITDA	478.6	317.3	119.9	(7.3)	908.5
Capital expenditures	154.0	28.8	0.2	-	183.0

Total assets for reportable segments are as follows:

	December 31, 2023	December 31, 2022
(in millions)
Gathering	$2,138.6	$2,022.0
Processing and Storage(1)	1,048.4	1,099.2
Terminaling and Export	264.4	275.8
Interest and Other	338.1	191.2
Total assets	$3,789.5	$3,588.2
(1)
Includes investment in equity investees of $90.2 million as of December 31, 2023 and $93.9 million as of December 31, 2022.

Note 13. Income Taxes

Although the Company is a Delaware limited partnership, we are subject to corporate income tax on our share of the Partnership’s earnings because of our election to be treated as a corporation for U.S. federal and state income tax purposes. The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(in millions)	2023	2022	2021
Federal
Current	$0.1	$0.1	$0.1
Deferred taxes and other accruals	31.2	22.8	12.5
State	6.6	3.7	2.0
Total provision (benefit) for income taxes	$37.9	$26.6	$14.6

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest in partnership	(15.9)	(17.4)	(19.0)
State income taxes, net of federal income tax	0.8	0.5	0.3
Effective rate	5.9%	4.1%	2.3%

As a result of the equity offering and unit repurchase transactions (see Note 3, Equity Transactions), we recognized an additional deferred tax asset in the total amount of $185.1 million (2022: $86.4 million) related to the change in the temporary difference between carrying amount and tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
(in millions)
Deferred tax liabilities
Investments	$(0.5)	$(0.5)
Total deferred tax liabilities	(0.5)	(0.5)
Deferred tax assets
Investments	278.2	148.9
Net operating loss carryforwards	46.2	28.3
Total deferred tax assets	324.4	177.2
Net deferred tax assets (liabilities)	$323.9	$176.7

At December 31, 2023, we have recognized a deferred tax asset of $38.3 million related to U.S. federal net operating loss carryforwards which do not expire and $7.9 million related to U.S. state net operating loss carryforwards which begin to expire in 2029. We have no unrecognized tax benefits or interest and penalties related to tax liabilities recorded in the financial statements. For the years presented, we earned all net income before taxes in the United States. We file income tax returns in the U.S. and various states. We are not subject to corporate income tax examination for years prior to 2020.

Note 14. Subsequent Events

On January 29, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.6343 per Class A Share for the quarter ended December 31, 2023, an increase of approximately 11.4% compared with the quarter ended December 31, 2022. The distribution was paid on February 14, 2024 to shareholders of record as of the close of business on February 8, 2024. On February 14, 2024, the Partnership also made a distribution of $0.6343 per Class B Unit of the Partnership to the Sponsors.

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A shares, inclusive of the underwriters’ option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $33.10 per Class A share, less underwriting discounts. GIP received net proceeds from the offering of approximately $377.5 million, after deducting underwriting discounts. The Company did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. As a result of this public equity offering transaction, the Company’s consolidated ownership in the Partnership increased to approximately 35.3% at February 8, 2024 from approximately 30.2% at December 31, 2023, and the noncontrolling interest decreased to 64.7% from 69.8%, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2023, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report (the “Attestation Report”) on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. The Attestation Report is included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

ITEM 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Directors and Executive Officers of GP LLC

Directors have been elected by HIP GP LLC and will hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers have been appointed by, and will serve at the discretion of, the Company Board. The following table shows information for the directors and executive officers of GP LLC as of February 29, 2024.

Name	Age	Position with Hess Midstream GP LLC
John B. Hess	69	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	50	President and Chief Operating Officer
Jonathan C. Stein	54	Chief Financial Officer
Timothy B. Goodell	66	General Counsel and Secretary
John P. Rielly	61	Director and Vice President
Gregory P. Hill	62	Director
Gerbert Schoonman	58	Director
William J. Brilliant	48	Director
Scott E. Telesz	56	Director
James K. Lee	42	Director
David W. Niemiec	74	Director
John P. Reddy	71	Director
Stephen J. J. Letwin	68	Director

John B. Hess. John B. Hess was appointed as Chairman of the Company Board in September 2019 and has served as Chief Executive Officer of GP LLC since September 2019. Mr. Hess served as Chairman of the board of directors (the “Partnership Board”) of Hess Midstream Partners GP LLC (“MLP GP LLC”) from September 2014 to December 2019 and as Chief Executive Officer of MLP GP LLC from July 2014 to December 2019. Mr. Hess has served as Chief Executive Officer of Hess since 1995. Mr. Hess joined Hess in May 1977 and was elected a director in November 1978. He served as Chairman of the Board and Chief Executive Officer of Hess from 1995 until 2013. Mr. Hess previously served as member of the board of directors of KKR & Co. Inc. (formerly KKR & Co. L.P.) from 2011 to 2023. We believe that Mr. Hess’ extensive experience in the energy industry, including his more than 40-year career with Hess and his extensive leadership experience in his roles as Chief Executive Officer and Chairman of the Board of Hess, makes him well qualified to serve as Chairman of the Company Board.

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

Jonathan C. Stein. Jonathan C. Stein was appointed Chief Financial Officer of GP LLC in September 2019. Mr. Stein served as Chief Financial Officer of MLP GP LLC from July 2014 to December 2019. Mr. Stein has served as Senior Vice President, Strategy and Planning of Hess since April 2021 and continues his role as Chief Risk Officer of Hess, which he has held since June 2004. In such capacities, he is responsible for Hess’ corporate strategy and financial planning process, business development and commercial function, risk management processes and controls, Hess’ Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’ disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure.

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

Gregory P. Hill. Gregory P. Hill was appointed a member of the Company Board in September 2019. Mr. Hill served a member of the Partnership Board from September 2014 to December 2019. He serves as Chief Operating Officer of Hess since May 2014 and as President, Exploration and Production of Hess since January 2009. In addition, Mr. Hill served on the board of directors of Hess from 2009 to 2013. Prior to joining Hess in 2009, Mr. Hill spent 25 years at Shell, where he performed a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States, including Executive Vice President—Exploration and Production of Singapore-based Shell Asia Pacific from 2006 to 2008 while also serving as Chairman of Shell’s Global Production Leadership Team. Mr. Hill previously served as a director of GoGreen Investments Corporation from 2021 to 2023. We believe that Mr. Hill’s extensive experience in the energy industry, particularly his experience in operations and strategic planning, makes him well qualified to serve as a member of the Company Board.

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

William J. Brilliant. William J. Brilliant was appointed a member of the Company Board in December 2019. Mr. Brilliant served as a member of the Partnership Board from December 2015 to December 2019. Mr. Brilliant is currently a Partner of GIP and is a member of GIP’s Investment and Operating Committees. He has served as a member of GIP’s investment team since May 2007 and led GIP’s investment in HIP. Prior to joining GIP, Mr. Brilliant was an investment banker in the Global Financial Sponsors Group at Lehman Brothers from 2005 to 2007, providing M&A and financial advisory to investment funds throughout their investment cycle. Mr. Brilliant has been a director CyrusOne, a privately held data service company, since 2022 and Vantage Towers’ equity consortium’s holding company since 2023. He previously served as a director of the managing member of EnLink Midstream, LLC and the general partner of EnLink Midstream Partners LP, from 2018 until 2023 and as a director of the general partner of Access Midstream Partners L.P. from 2012 to 2014. We believe that Mr. Brilliant’s investing and energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to the Company Board.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex business environment. Our Code of Business Conduct and Ethics applies to all directors and employees, including the Chief Executive Officer and the Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website (www.hessmidstream.com) under the “Company” tab. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to the Chief Executive Officer and Chief Financial Officer, as required by the SEC rules on our website following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our shares with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2023, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

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

Decisions with respect to awards of phantom units to our NEOs are made by the board of directors of GP LLC in consultation with Hess’ board of directors and Hess’ executive officers, taking into account the NEO’s role within our organization, including duties, responsibilities and seniority levels. For 2023, 2022 and 2021, such awards were not granted to our NEOs who are also executive officers of Hess on the basis that the scope of their duties involving us relative to their overall duties as executive officers of Hess did not warrant such awards.

For 2023, 2022 and 2021, phantom unit awards to our NEOs included distribution equivalent rights that vest ratably over a three year period following the date of grant, subject to the NEO’s continued service to Hess through the vesting date. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings. Award amounts, which are set forth below were determined based on the judgment and industry experience of the board members (in consultation with Hess, as described above), taking into account the factors discussed above. We did not engage an independent compensation consultant or other advisor in making such decisions and did not benchmark award amounts against any specific peer group of companies.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2023, 2022 and 2021, which is limited to awards granted under our LTIP. Our NEOs have separately received compensation from Hess, none of which is specifically attributable to us. Under our secondment agreement with Hess, we pay Hess a fee in exchange for making the services of NEOs available to us.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2023	$-	$-	$-	$-	$-
	2022	-	-	-	-	-
	2021	-	-	-	-	-
Jonathan C. Stein, Chief Financial Officer	2023	-	-	$298,033 (2)	-	$298,033 (2)
	2022	-	-	$249,992	-	$249,992
	2021	-	-	$250,006	-	$250,006
John A. Gatling, President and Chief Operating Officer	2023	-	-	$249,992	-	$249,992
	2022	-	-	$249,992	-	$249,992
	2021	-	-	$250,006	-	$250,006
Timothy B. Goodell, General Counsel and Secretary	2023	-	-	-	-	-
	2022	-	-	-	-	-
	2021	-	-	-	-	-
John P. Rielly, Vice President	2023	-	-	-	-	-
	2022	-	-	-	-	-
	2021	-	-	-	-	-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

(2) Amount shown also reflects an incremental fair value of $48,041, resulting from the board of directors of GP LLC’s decision to modify the vesting date of certain unvested phantom units held by Mr. Stein from March 2024 to December 2023, as permitted by our LTIP.

Grants of Plan-Based Awards for 2023

The following table provides information regarding phantom units granted to our NEOs in 2023. The phantom units include distribution equivalent rights and vest ratably over three years following the date of grant.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
John B. Hess	-	-	$-
Jonathan C. Stein	3/8/2023	8,843	$298,033 (2)
John A. Gatling	3/8/2023	8,843	$249,992
Timothy B. Goodell	-	-	$-
John P. Rielly	-	-	$-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

(2) Amount shown also reflects an incremental fair value of $48,041, resulting from the board of directors of GP LLC’s decision to modify the vesting date of certain unvested phantom units held by Mr. Stein from March 2024 to December 2023, as permitted by our LTIP.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2023.

Name	Number of shares that have not vested(1)	Market value of shares that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	8,382	$265,123
John A. Gatling	17,536	$554,664
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Amount shown represents outstanding unvested phantom units as of December 31, 2023. The awards vest in three equal annual installments.

(2) Value shown is based on the closing market price of the Class A Shares on December 29, 2023, the last trading day of 2023, of $31.63 per share.

Options Exercised and Shares Vested in Fiscal 2023

The following table provides information regarding the exercise of options and vesting of shares held by our NEOs during the fiscal year ended December 31, 2023.

	Unit Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
John B. Hess	-	$-
Jonathan C. Stein	23,141	$678,028
John A. Gatling	13,987	$386,931
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Represents the value of vested shares calculated by multiplying (i) the gross number of the Company’s shares acquired on vesting by (ii) the closing price of the Company’s shares on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide pension or nonqualified deferred compensation benefits to any of our NEOs and we have no obligations with respect to any such benefits that may be provided to the NEOs under the pension and nonqualified deferred compensation plans of Hess.

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2023, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

Set forth below is the total estimated value, assuming that a change in control occurred on December 31, 2023 and the employment of each NEO terminated on that date under circumstances entitling them to accelerated vesting of the phantom units.

Name	Phantom Units ($)	Total ($)
John B. Hess	-	-
Jonathan C. Stein	$265,123	$265,123
John A. Gatling	$554,664	$554,664
Timothy B. Goodell	-	-
John P. Rielly	-	-

The amounts in the table above were calculated assuming a change in control occurred on December 31, 2023 using the closing price of our Class A Shares on December 29, 2023 (the last trading day of our fiscal year) of $31.63 per Class A Share.

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

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
David W. Niemiec	$80,000	$64,993	$144,993
John P. Reddy	$70,000	$64,993	$134,993
Stephen J. J. Letwin	$70,000	$64,993	$134,993

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of shares of Hess Midstream LP as held by beneficial owners of 5% or more of the shares, by each of our current directors and named executive officers, and by all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is based on a total of shares outstanding as of February 20, 2024 for the named directors and executive officers, and as of December 31, 2023 for the other beneficial owners. Amounts for directors and named executive officers include phantom units outstanding pursuant to the Hess Midstream LP 2017 Long‑Term Incentive Plan that vest within 60 days of February 20, 2024.

	Shares Beneficially Owned by Certain Beneficial Owners
	Class A Shares		Class B Shares(1)		Combined Voting Power(2)
Name of beneficial owner	Number	% of class	Number	% of class	Number	% of class
Entities Affiliated with Hess Midstream GP LP, our general partner (3)	147,339,441	65.11%(4)	146,441,441	100%	147,339,441	65.11%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	3,927,068	5.7%(5)	-	-	3,927,068	*
Tortoise Capital Advisors, L.L.C 6363 College Boulevard, Suite 100A Overland Park, KS 66211	4,390,759	6.4%(6)	-	-	4,390,759	*

Directors/Named Executive Officers
John B. Hess	-	*	-	-	-	*
John A. Gatling	58,963	*	-	-	58,963	*
Jonathan C. Stein	52,351	*	-	-	52,351	*
John P. Rielly	20,000	*	-	-	20,000	*
Gregory P. Hill	4,350	*	-	-	4,350	*
Gerbert G. Schoonman	3,249	*	-	-	3,249	*
Timothy B. Goodell	12,500	*	-	-	12,500	*
William J. Brilliant(7)	-	-	-	-	-	-
Scott E. Telesz(7)	-	-	-	-	-	-
James K. Lee(7)	-	-	-	-	-	-
David W. Niemiec	47,060	*	-	-	47,060	*
John P. Reddy	20,970	*	-	-	20,970	*
Stephen J.J. Letwin	28,956	*	-	-	28,956	*
All Directors and Executive Officers as a group (13 persons)	248,399	0.31%	-	-	248,399	*

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
(3)
Hess Midstream GP LP, our general partner, is the record holder of 898,000 Class A Shares and 122,620,222 Class B Shares. Each of Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. (“Blue Holding”) holds an indirect 50% ownership of our general partner and may therefore be deemed to beneficially own such Class A Shares and Class B Shares. In addition, HINDL owns 85,131,330 Class B Units and Blue Holding owns 61,310,111 Class B Units in the Partnership, which, together with a corresponding number of Class B Shares, may be redeemed for Class A Shares on a one-for-one basis at the option of the holder. Hess is the parent company of HINDL and may therefore be deemed the beneficial owner of the securities beneficially owned by HINDL. The general partner of Blue Holding is GIP Blue Holding GP, LLC, a Delaware limited liability company (“Blue Holding GP”). Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”) is the sole member of Blue Holding GP. Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors” and, together with Global GP, Blue Holding GP and Blue Holding, the “GIP Entities”) is the sole general partner of Global GP. As a result, each of Blue Holding GP, Global GP and Global Investors may be deemed to share beneficial ownership of the securities beneficially owned by Blue Holding. In addition, as security for Blue Holding's obligations under its term loan facility, Blue Holding pledged substantially all of the assets of Blue Holding, including all Class B Units in the Partnership held by Blue Holding and all Class A Shares owned by Hess Midstream GP LP in which Blue Holding has an indirect ownership interest, but only to the extent such shares are actually distributed to Blue Holding (collectively, the "Pledged Securities”). All voting rights and rights to receive dividends or distributions with respect to the Pledged Securities will remain with Blue Holding unless the Pledged Securities are foreclosed upon in accordance with the agreements governing the Blue Holding's term loan facility. The address for Hess Corporation is 1185 Avenue of the Americas, New York, NY 10036, and the address for our general partner and HINDL is 1501 McKinney Street, Houston TX 77010. The address for each of the GIP Entities is c/o Global Infrastructure Investors II LLC, 1345 Avenue of the Americas, 30th Floor, New York, NY 10105.
(4)
Assumes the full redemption and exchange of all Class B Units in the Partnership owned by HINDL and Blue Holding, and a corresponding number of Class B Shares, for Class A Shares.
(5)
Based on a Schedule 13G/A filed with the SEC on February 9, 2024, Invesco Ltd. has sole voting and dispositive power over the Class A Shares. This amount includes (y) 3,927,068 Class A Shares over which Invesco Ltd. has sole voting power and (z) 3,852,099 Class A Shares over which Invesco Ltd. has sole dispositive power.
(6)
Based on a Schedule 13G filed with the SEC on February 9, 2024, Tortoise Capital Advisors, L.L.C. (“TCA”) has shared voting and dispositive power of the Class A Shares. This amount includes (y) 4,088,869 Class A Shares over which TCA has shared voting power and (z) 4,390,759 Class A Shares over which TCA has shared dispositive power with certain investment companies that TCA acts as an investment adviser to.

(7)
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

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of February 20, 2024, except as otherwise noted, by each of our current directors and named executive officers and by all current directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	28,913,483(b)(c)(d)(e)	9.39%	774,343
John A. Gatling	13,228	*	2,426
Jonathan C. Stein	20,600	*	6,037
John P. Rielly	375,366	*	54,649
Gregory P. Hill	221,124	*	122,837
Timothy B. Goodell	174,610	*	30,916
Gerbert G. Schoonman	34,681	*	8,727
William J. Brilliant	-	-	-
Scott E. Telesz	-	-	-
James K. Lee	-	-	-
David W. Niemiec	-	-	-
John P. Reddy	-	-	-
Stephen J.J. Letwin	-	-	-
All Directors and Executive Officers as a group (13 persons)	29,753,092	9.69%	999,935

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)
These figures include 72,158 shares vested in the name of Mr. Hess, 4,946 shares vested in the name of Mr. Rielly, 1,760 shares vested in the name of Mr. Stein, and 78,864 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 22,670 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 9,621 shares held in escrow under these plans for Mr. Rielly, 4,359 shares held in escrow under these plans for Mr. Gatling, 2,190 shares held in escrow under these plans for Mr. Stein and 52,238 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.
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
e)
This amount includes:
•
138,718 shares owned directly by Mr. Hess.
•
28,753 shares held by a family limited liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•
774,343 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•
72,158 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
•
789,103 shares held by a limited liability company, for which Mr. Hess serves as investment manager and has sole voting and dispositive power.
•
1,209,280 shares held by Mr. Hess’ siblings or their children, or by trusts for the benefit of Mr. Hess’ siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 706,273 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 631,702 of these shares (representing approximately 0.2% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess has no financial or economic interest in the shares pledged by the trusts.
•
1,008,402 shares held by a trust for the benefit of Mr. Hess’ sibling, of which Mr. Hess has sole voting and shared dispositive power.
•
1,859,006 shares held by two limited liability companies as to which Mr. Hess has sole voting power. These shares (representing 0.6% of Hess common stock outstanding) have been pledged by the limited liability companies.

Equity Compensation Plan Information

See Equity Compensation Plan Information in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under our equity compensation plan.

ITEM 13. Certain Relationships and Related Party Transactions and Director Independence

As of December 31, 2023, the Sponsors own all of the ownership interests in HIP GP LLC, which owns all of the ownership interests in our general partner and in GP LLC, the general partner of our general partner. As of December 31, 2023, the Sponsors, through their ownership interests in our general partner, own, in the aggregate, 898,000 of our Class A Shares (economic and voting) and 157,941,441 of our Class B Shares (non-economic, voting only). In addition, as of December 31, 2023, the Sponsors own 157,941,441 of Class B Units in Hess Midstream Operations LP, or the Partnership, representing an approximate 70.2% noncontrolling interest in the consolidated entity. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis. The Sponsors obtained their Class A Shares of the Company, Class B Shares of the Company and Class B Units of the Partnership on December 16, 2019 at the closing of the Restructuring.

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). The Chevron Merger is subject to shareholder and regulatory approvals and other closing conditions. Upon consummation of the proposed transaction, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place.

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

Repurchase Transactions

Pursuant to the repurchase transactions, the Sponsors received an aggregate purchase price of $750 million in 2021, $400 million in 2022 and $400 million in 2023 in exchange for the Partnership’s repurchase of 31,250,000 Class B Units, 13,559,322 Class B Units and 13,641,165 Class B Units, respectively.

The Restructuring

After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and aggregate cash consideration of $601.8 million.

Operational Stage

We will generally make cash distributions to holders of Class A Shares pro rata, including to Hess Midstream GP LP, our general partner in its capacity, as the holder of an aggregate of 898,000 Class A Shares. The Partnership will generally make cash distributions to holders of units in the Partnership, including to the Sponsors as holders of an aggregate of 157,941,441 Class B Units outstanding at December 31, 2023, pro rata.

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

Commercial agreements

Oil and Gas Commercial Agreements

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term (except for a certain gathering subsystem, for which the initial term of the gas gathering agreement is 15 years) and is effective January 1, 2014. On December 30, 2020, we exercised our renewal option to extend these commercial agreements for one additional 10‑year term through December 31, 2033 (except for a certain gathering subsystem, for which the additional term of the gas gathering agreement is 5 years). These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection.

Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. These commercial agreements are currently the source of substantially all of our revenue.

Compressed Natural Gas Agreement

We have entered into a 9‑year compressed natural gas agreement with Hess under which Hess delivers residue gas to us at the inlet of our CNG terminal at the Tioga Gas Plant, and we receive and compress the residue gas and deliver CNG to the tailgate of the CNG terminal for Hess. Hess pays us a fee per Mcf of CNG we deliver to Hess each month. Our compressed natural gas agreement is effective January 1, 2015.

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

ITEM 14. Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2023	2022
Audit Fees	$1,650	$1,623
Audit Related Fees	34	63
Tax Fees	-	-
Other Fees	-	-
Total Fees	$1,684	$1,686

Audit Fees for the fiscal years ended December 31, 2023 and 2022 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters issued in connection with the underwritten public equity offerings, the 2022 repurchase transaction and issuance of senior unsecured notes and SEC related filings.

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

For the year ended December 31, 2023, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2024.

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

10.12

Amendment No. 1 to Second Amended and Restated Gas Processing and Fractionation Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess Bakken Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.13

Amendment No. 1 to Second Amended and Restated Terminal and Export Services Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Export Logistics LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.14

Amendment No. 1 to Amended and Restated Crude Oil Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.15

Amendment No. 1 to Second Amended and Restated Gas Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.16

Unit Repurchase Agreement, dated as of November 13, 2023, by and among Hess Midstream Operations LP, Hess Midstream LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023)

21.1	Subsidiaries of Hess Midstream LP
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page hereof)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Hess Midstream LP Compensation Recovery Policy

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.

# Compensatory plan or arrangement.
* Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2024.

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

Signature	Title	Date
/s/ John B. Hess	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
John B. Hess

/s/ Jonathan C. Stein	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Jonathan C. Stein
/s/ John P. Rielly	Director and Vice President	February 29, 2024
John P. Rielly
/s/ Gregory P. Hill	Director	February 29, 2024
Gregory P. Hill
/s/ Gerbert Schoonman	Director	February 29, 2024
Gerbert Schoonman
/s/ William J. Brilliant	Director	February 29, 2024
William J. Brilliant
/s/ Scott E. Telesz	Director	February 29, 2024
Scott E. Telesz
/s/ James K. Lee	Director	February 29, 2024
James K. Lee
/s/ David W. Niemiec	Director	February 29, 2024
David W. Niemiec
/s/ John P. Reddy	Director	February 29, 2024
John P. Reddy
/s/ Stephen J.J. Letwin	Director	February 29, 2024
Stephen J.J. Letwin