Form 10-Q
period 2024-03-31
Hess Midstream LP
filed 2024-05-07
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

79,921,383 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2024.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	March 31,	December 31,
	2024	2023
(in millions, except share amounts)
Assets
Cash and cash equivalents	$4.2	$5.4
Accounts receivable from contracts with customers:
Accounts receivable—trade	2.8	1.9
Accounts receivable—affiliate	127.8	122.5
Other current assets	4.5	7.0
Total current assets	139.3	136.8
Equity investments	89.4	90.2
Property, plant and equipment, net	3,215.0	3,229.2
Long-term receivable—affiliate	0.2	0.3
Deferred tax asset	410.5	324.4
Other noncurrent assets	8.4	8.6
Total assets	$3,862.8	$3,789.5
Liabilities
Accounts payable—trade	$31.2	$38.5
Accounts payable—affiliate	21.2	41.2
Accrued liabilities	86.1	105.9
Current maturities of long-term debt	15.0	12.5
Other current liabilities	3.7	12.1
Total current liabilities	157.2	210.2
Long-term debt	3,310.4	3,198.9
Deferred tax liability	0.4	0.5
Other noncurrent liabilities	13.1	16.7
Total liabilities	3,481.1	3,426.3
Partners' capital
Class A shares (79,921,383 shares issued and outstanding as of March 31, 2024; 68,367,647 shares issued and outstanding as of December 31, 2023)	404.3	340.2
Class B shares (143,624,540 shares issued and outstanding as of March 31, 2024; 157,941,441 shares issued and outstanding as of December 31, 2023)	-	-
Total Class A and Class B partners' capital	404.3	340.2
Noncontrolling interest	(22.6)	23.0
Total partners' capital	381.7	363.2
Total liabilities and partners' capital	$3,862.8	$3,789.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(in millions, except per share data)
Revenues
Affiliate services	$349.4	$303.4
Third-party services	5.3	0.9
Other income	0.9	0.7
Total revenues	355.6	305.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	78.1	62.5
Depreciation expense	49.8	47.4
General and administrative expenses	5.7	6.4
Total operating costs and expenses	133.6	116.3
Income from operations	222.0	188.7
Income from equity investments	2.7	1.6
Interest expense, net	48.5	41.6
Income before income tax expense	176.2	148.7
Income tax expense	14.3	6.5
Net income	161.9	142.2
Less: Net income attributable to noncontrolling interest	117.3	121.5
Net income attributable to Hess Midstream LP	$44.6	$20.7

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.60	$0.47
Diluted	$0.59	$0.47
Weighted average Class A shares outstanding
Basic	75.1	44.0
Diluted	75.2	44.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners' Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Recognition of deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Class B unit repurchase	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7

Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT'D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(in millions)
Cash flows from operating activities
Net income	$161.9	$142.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	49.8	47.4
Income from equity investments	(2.7)	(1.6)
Distributions from equity investments	3.5	2.6
Amortization of deferred financing costs	2.1	2.1
Equity-based compensation expense	0.5	0.6
Deferred income tax expense	14.2	6.5
Changes in assets and liabilities:
Accounts receivable – trade	(0.9)	(0.8)
Accounts receivable – affiliate	(5.2)	14.8
Other current and noncurrent assets	2.1	2.5
Accounts payable – trade	(7.3)	4.8
Accounts payable – affiliate	(15.8)	(3.7)
Accrued liabilities	(4.7)	(10.5)
Other current and noncurrent liabilities	(12.2)	(8.2)
Net cash provided by operating activities	185.3	198.7
Cash flows from investing activities
Additions to property, plant and equipment	(54.8)	(64.3)
Net cash used in investing activities	(54.8)	(64.3)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	115.0	103.0
Bank borrowings with maturities of greater than 90 days
Repayments	(2.5)	-
Transaction costs	(0.6)	(0.2)
Class B unit repurchase	(100.0)	(100.0)
Distributions to shareholders	(50.7)	(25.1)
Distributions to noncontrolling interest	(92.9)	(111.6)
Net cash used in financing activities	(131.7)	(133.9)
Increase (decrease) in cash and cash equivalents	(1.2)	0.5
Cash and cash equivalents, beginning of period	5.4	3.1
Cash and cash equivalents, end of period	$4.2	$3.6
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$19.6	$7.0
Recognition of deferred tax asset	$100.4	$4.3

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2024 and December 31, 2023, the consolidated results of operations for the three months ended March 31, 2024 and 2023, and the consolidated cash flows for the three months ended March 31, 2024 and 2023. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2023.

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 64.2% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at March 31, 2024 (69.8% at December 31, 2023). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the chief operating decision maker evaluates segment expenses and operating results. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We continue to assess the impact of this ASU on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. We continue to assess the impact of this ASU on our consolidated financial statements.

Note 2. Equity Transactions

Equity Offering Transaction

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A shares representing limited partner interests (the “Class A Shares”), inclusive of the underwriters’ option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $33.10 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $377.5 million, after deducting underwriting discounts.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the equity offering transaction. The above equity offering transaction was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by GIP by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transaction described above, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $5.2 million and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

On March 11, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 2,816,901 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on March 14, 2024. The purchase price per Class B Unit was $35.50, the closing price of the Class A Shares on March 11, 2024.

The repurchase transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense). Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. Distributions to noncontrolling interest holders related to the March 11, 2024 repurchase transaction exceeded the noncontrolling interest’s carrying value resulting in a deficit balance as shown in the accompanying consolidated statement of changes in partners’ capital (deficit).

We incurred approximately $0.7 million of costs directly attributable to the repurchase transactions that were charged to equity (three months ended March 31, 2023: $0.9 million).

As a result of the equity offering and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $100.4 million (three months ended March 31, 2023: $4.3 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

Note 3. Related Party Transactions

In addition to the Class B Unit repurchase transactions and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

Commercial Agreements

We have long-term fee based commercial agreements with certain subsidiaries of Hess to provide i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, v) terminaling and export services, and (vi) water handing services.

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

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Hess' nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At March 31, 2024, deferred revenue included in Accrued liabilities in the accompanying consolidated balance sheet was $1.3 million (December 31, 2023: none).

For the three months ended March 31, 2024 and 2023, approximately 98% and 100%, respectively, of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers, including affiliated services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2024	2023
(in millions)
Affiliate services
Oil and gas gathering services	$159.3	$144.6
Processing and storage services	135.4	113.8
Terminaling and export services	27.4	25.2
Water gathering and disposal services	27.3	19.8
Total affiliate services	$349.4	$303.4
Third-party services	5.3	0.9
Total revenues from contracts with customers	$354.7	$304.3
Other income	0.9	0.7
Total revenues	$355.6	$305.0

During the three months ended March 31, 2024, we earned $0.1 million of MVC shortfall fees (three months ended March 31, 2023: $4.3 million).

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
(in millions)
Electricity and other related fees	$13.4	$11.0
Produced water trucking and disposal costs	9.8	8.3
Rail transportation costs	-	(1.8)
Total	$23.2	$17.5

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2024 and 2023, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2024	2023
(in millions)
Operating and maintenance expenses	$19.1	$17.9
General and administrative expenses	3.5	3.9
Total	$22.6	$21.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2024 and 2023, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2024	2023
(in millions)
Processing fee incurred	$6.8	$5.0
Earnings from equity investments	2.7	1.6
Distributions received from equity investments	3.5	2.6

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2024	December 31, 2023
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,717.2	$1,703.7
Compressors, pumping stations and terminals	22 to 25 years	1,085.9	1,026.4
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	425.3	424.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.3	409.2
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	28.2	28.0
Construction-in-progress	N/A	97.8	136.3
Total property, plant and equipment, at cost		4,854.1	4,818.7
Accumulated depreciation		(1,639.1)	(1,589.5)
Property, plant and equipment, net		$3,215.0	$3,229.2

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2024	December 31, 2023
(in millions)
Accrued interest	$29.3	$35.8
Accrued capital expenditures	27.7	42.9
Other accruals	29.1	27.2
Total	$86.1	$105.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

As of March 31, 2024, the Partnership had:

•
$400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.
•
$750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.
•
$550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.
•
$800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2024, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of March 31, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2024, borrowings of $455.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $395.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2024, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At March 31, 2024, our total debt had a carrying value of $3,325.4 million and had a fair value of approximately $3,249.1 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2024, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023	November 2, 2023	November 14, 2023	$0.6175
Fourth Quarter 2023	February 8, 2024	February 14, 2024	$0.6343
First Quarter 2024(1)	May 2, 2024	May 14, 2024	$0.6516

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net income	$161.9	$142.2
Less: Net income attributable to noncontrolling interest	117.3	121.5
Net income attributable to Hess Midstream LP	44.6	20.7
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.60	$0.47
Diluted:	$0.59	$0.47
Weighted average Class A shares outstanding:
Basic:	75.1	44.0
Diluted:	75.2	44.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2024 and 2023 the weighted average number of Class A Shares outstanding included 40,427 and 60,566 dilutive restricted shares, respectively.

Note 9. Concentration of Credit Risk

As of March 31, 2024 and 2023, Hess and its affiliates represented approximately 98% and 100%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the three months ended March 31, 2024 and 2023 were approximately 98% and 100%, respectively.

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

As of March 31, 2024 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $2.2 million and $3.8 million, respectively, compared with $1.7 million and $5.3 million, respectively, as of December 31, 2023.

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

On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality (“DEQ”) in connection with the produced water release described under Environmental Contingencies above. The Notice alerts the Company that it may have violated the State’s water pollution control laws, but neither imposes nor waives any enforcement action. On January 11, 2024, the DEQ proposed an Administrative Consent Agreement (“ACA”) that included an administrative penalty of $0.4 million and further line monitoring practices with respect to certain water gathering pipelines. The Company is evaluating the proposed ACA and is engaging in further discussions with the DEQ.

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of March 31, 2024 and December 31, 2023, we did not have material accrued liabilities for legal contingencies.

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

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2024
Revenues and other income	$188.1	$139.1	$28.4	$-	$355.6
Net income (loss)	108.9	100.7	17.3	(65.0)	161.9
Net income (loss) attributable to Hess Midstream LP	36.4	33.4	5.9	(31.1)	44.6
Depreciation expense	30.8	14.7	4.3	-	49.8
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	48.5	48.5
Income tax expense	-	-	-	14.3	14.3
Adjusted EBITDA	139.7	116.7	21.6	(2.2)	275.8
Capital expenditures	31.7	3.4	0.1	-	35.2

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2023
Revenues and other income	$164.7	$114.4	$25.9	$-	$305.0
Net income (loss)	95.1	80.1	17.6	(50.6)	142.2
Net income (loss) attributable to Hess Midstream LP	17.4	14.5	3.3	(14.5)	20.7
Depreciation expense	28.8	14.5	4.1	-	47.4
Proportional share of equity affiliates' depreciation	-	1.3	-	-	1.3
Income from equity investments	-	1.6	-	-	1.6
Interest expense, net	-	-	-	41.6	41.6
Income tax expense	-	-	-	6.5	6.5
Adjusted EBITDA	123.9	95.9	21.7	(2.5)	239.0
Capital expenditures	49.4	0.9	7.0	-	57.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	March 31, 2024	December 31, 2023
(in millions)
Gathering	$2,139.0	$2,138.6
Processing and Storage(1)	1,041.7	1,048.4
Terminaling and Export	259.9	264.4
Interest and Other	422.2	338.1
Total assets	$3,862.8	$3,789.5

(1) Includes investment in equity investees of $89.4 million as of March 31, 2024 and $90.2 million as of December 31, 2023.

Note 12. Subsequent Events

On April 22, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.6516 per Class A Share for the quarter ended March 31, 2024. The distribution represents an approximate 2.7% increase in the quarterly distribution per Class A Share for the first quarter of 2024 as compared with the fourth quarter of 2023. The distribution will be payable on May 14, 2024, to shareholders of record as of the close of business on May 2, 2024. Simultaneously, the Partnership will make a distribution of $0.6516 per Class B Unit of the Partnership to the Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2023 (our “2023 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries. References to “Partnership” refer to Hess Midstream Operations LP.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2023 Annual Report.

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

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares representing limited partner interests in the Company (“Class A Shares”), inclusive of the underwriters’ option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price of $33.10 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $377.5 million, after deducting underwriting discounts. The Company did not receive any proceeds from the offering transaction. The offering transaction was conducted pursuant to a registration rights agreement among us and the Sponsors.

On March 14, 2024, the Partnership purchased directly from the Sponsors 2,816,901 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $35.50, the closing price of the Class A shares on March 11, 2024. The repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility.

As a result of the equity offering and unit repurchase transactions described above, our public ownership increased from approximately 29.8% at December 31, 2023, to approximately 35.3% at March 31, 2024, on a consolidated basis.

We utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an immediate 1.5% increase in our quarterly distribution level per Class A Share in the first quarter of 2024 in addition to the quarterly 1.2% increase per Class A Share consistent with our target of at least 5% growth in annual distributions per Class A Share.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2024 included:

•
Consolidated net income of $161.9 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $44.6 million, or $0.60 basic earnings per Class A Share;
•
Net cash provided by operating activities of $185.3 million;
•
Adjusted EBITDA of $275.8 million;
•
Cash distribution of $0.6516 per Class A Share declared on April 22, 2024, an approximate 2.7% increase in the quarterly distribution per Class A Share for the first quarter of 2024 as compared with the fourth quarter of 2023. The increase consists of an approximate 1.5% increase in the Company’s distribution level per Class A Share in addition to the quarterly 1.2% increase per Class A Share consistent with its target of at least 5% growth in annual distributions per Class A Share.

PART I – FINANCIAL INFORMATION (CONT’D)

Revenues and other income in the first quarter of 2024 were $355.6 million compared with $305.0 million in the prior-year quarter. First quarter 2024 revenues and other income were up $50.6 million compared to the prior-year quarter primarily due to higher physical volumes, partially offset by lower shortfall fees due to the 2023 transition to actual physical volumes that are at or above MVCs. Total operating costs and expenses in the first quarter of 2024 were $133.6 million, compared with $116.3 million in the prior-year quarter. The increase was primarily attributable to higher maintenance expenses, pass-through expenses and higher depreciation expense for additional assets placed in service. Interest expense in the first quarter of 2024 was $48.5 million, up from $41.6 million in the prior-year quarter, primarily attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility. Income tax expense increased $7.8 million resulting from ownership changes following secondary equity offering transactions and Class B Unit repurchases. As a result, consolidated net income increased $19.7 million and Adjusted EBITDA increased $36.8 million for the first quarter of 2024 compared with the first quarter of 2023.

Throughput volumes increased 16% for gas gathering and gas processing in the first quarter of 2024 compared with the first quarter of 2023, primarily due to higher production, including third-party volumes, and higher gas capture. Throughput volumes increased 14% for crude oil gathering and 13% for terminaling in the first quarter of 2024 compared with the first quarter of 2023, primarily due to higher production and higher third-party volumes. Water gathering volumes increased 47%, reflecting higher crude oil production and increased utilization of our water gathering infrastructure.

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

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Hess had an initial 10-year term. We exercised our renewal options to extend each of these commercial agreements for one additional 10-year term (“Secondary Term”) effective January 1, 2024, through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For this gathering sub-system, the initial term is 15 years effective January 1, 2014, and the Secondary Term is 5 years. For the water services agreements the initial term is 14 years effective January 1, 2019, and the Secondary Term is 10 years. We have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

These agreements include dedications covering substantially all of Hess’ existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’ minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the Secondary Term of the agreements, the fee recalculation model is replaced by an inflation-based fee structure. See Note 3, Related Party Transactions for additional description of our commercial agreements.

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

PART I – FINANCIAL INFORMATION (CONT’D)

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses, and (iii) Adjusted EBITDA.

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

Adjusted EBITDA is a non‑GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•
our operating performance as compared to other publicly traded companies in the midstream energy industry, without regard to historical cost basis or financing methods;
•
the ability of our assets to generate sufficient cash flow to make distributions to our shareholders;
•
our ability to incur and service debt and fund capital expenditures; and
•
the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. Adjusted EBITDA should not be considered as an alternative to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Results of operations for the three months ended March 31, 2024 and 2023 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$186.6	$135.4	$27.4	$-	$349.4
Third-party services	1.5	3.7	0.1	-	5.3
Other income	-	-	0.9	-	0.9
Total revenues	188.1	139.1	28.4	-	355.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	46.3	25.2	6.6	-	78.1
Depreciation expense	30.8	14.7	4.3	-	49.8
General and administrative expenses	2.1	1.2	0.2	2.2	5.7
Total operating costs and expenses	79.2	41.1	11.1	2.2	133.6
Income (loss) from operations	108.9	98.0	17.3	(2.2)	222.0
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	48.5	48.5
Income (loss) before income tax expense	108.9	100.7	17.3	(50.7)	176.2
Income tax expense	-	-	-	14.3	14.3
Net income (loss)	108.9	100.7	17.3	(65.0)	161.9
Less: Net income (loss) attributable to noncontrolling interest	72.5	67.3	11.4	(33.9)	117.3
Net income (loss) attributable to Hess Midstream LP	$36.4	$33.4	$5.9	$(31.1)	$44.6

Throughput volumes
Gas gathering (MMcf/d)	404				404
Crude oil gathering (MBbl/d)	106				106
Gas processing (MMcf/d)		393			393
Crude oil terminaling (MBbl/d)			117		117
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	116				116

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$164.4	$113.8	$25.2	$-	$303.4
Third-party services	0.3	0.6	-	-	0.9
Other income	-	-	0.7	-	0.7
Total revenues	164.7	114.4	25.9	-	305.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.4	20.2	3.9	-	62.5
Depreciation expense	28.8	14.5	4.1	-	47.4
General and administrative expenses	2.4	1.2	0.3	2.5	6.4
Total operating costs and expenses	69.6	35.9	8.3	2.5	116.3
Income (loss) from operations	95.1	78.5	17.6	(2.5)	188.7
Income from equity investments	-	1.6	-	-	1.6
Interest expense, net	-	-	-	41.6	41.6
Income (loss) before income tax expense	95.1	80.1	17.6	(44.1)	148.7
Income tax expense	-	-	-	6.5	6.5
Net income (loss)	95.1	80.1	17.6	(50.6)	142.2
Less: Net income (loss) attributable to noncontrolling interest	77.7	65.6	14.3	(36.1)	121.5
Net income (loss) attributable to Hess Midstream LP	$17.4	$14.5	$3.3	$(14.5)	$20.7

Throughput volumes
Gas gathering (MMcf/d)	347				347
Crude oil gathering (MBbl/d)	93				93
Gas processing (MMcf/d)		338			338
Crude oil terminaling (MBbl/d)			104		104
NGL loading (MBbl/d)			9		9
Water gathering (MBbl/d)	79				79

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $23.4 million in the first quarter of 2024 compared to the first quarter of 2023, of which $14.2 million is attributable to higher gas gathering volumes that were above MVCs in the first quarter of 2024 and 2023, $6.0 million is attributable to higher water gathering and disposal revenue, $4.0 million is attributable to higher pass‑through revenue, and $2.5 million is attributable to higher crude oil gathering volumes that were above MVCs in the first quarter of 2024 and above MVC levels of the first quarter of 2023. Additionally, $1.2 million of the increase is attributable to services provided directly to third parties. These revenue increases were partially offset by $4.5 million attributable to lower crude oil tariff rates.

Operating and maintenance expenses increased $7.9 million, of which $4.0 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $2.9 million is attributable to compressor stations overhauls and other maintenance activities, and $1.0 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $2.0 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $24.7 million in the first quarter of 2024 compared to the first quarter of 2023, of which $14.3 million is attributable to higher gas processing volumes that were above MVCs in the first quarter of 2024 and 2023, $7.4 million is attributable to higher tariff rates, and $3.0 million is primarily attributable to services provided directly to third parties.

Operating and maintenance expenses increased $5.0 million, of which $2.6 million is attributable to higher maintenance activity, $1.8 million is attributable to higher third-party processing fees, and $0.6 million is attributable to all other costs.

Income from equity investments increased $1.1 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $2.5 million in the first quarter of 2024 compared to the first quarter of 2023, of which $2.1 million is attributable to higher crude oil terminaling volumes that were above MVCs in the first quarter of 2024 and above MVC levels of the first quarter of 2023, and $2.1 million is primarily attributable to pass-through revenue. These revenue increases were partially offset by $1.7 million attributable to lower tariff rates.

Operating and maintenance expenses increased $2.7 million in the first quarter of 2024 compared to the first quarter of 2023, of which $1.8 million is attributable to rail transportation pass-through costs and $0.9 million is attributable to other maintenance expenses.

Interest and Other

Interest expense, net of interest income, increased $6.9 million in the first quarter of 2024 compared to the first quarter of 2023, primarily attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility. Income tax expense increased $7.8 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2023 and 2024.

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

The majority of our systems entered the Secondary Term of our commercial agreements, which includes a fixed fee structure based on the average fees paid by Hess during 2021-2023 adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future compared to the fee structure we had during the initial term of the commercial agreements. For our terminaling and water gathering systems, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to provide downside risk protection through 2033. Generally, all of our volumes are expected to be above currently established MVC levels in 2024, 2025 and 2026.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measure

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
(in millions)	2024	2023
Reconciliation of Adjusted EBITDA and to net income:
Net income	$161.9	$142.2
Plus:
Depreciation expense	49.8	47.4
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	48.5	41.6
Income tax expense	14.3	6.5
Adjusted EBITDA	$275.8	$239.0

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$185.3	$198.7
Changes in assets and liabilities	44.0	1.1
Amortization of deferred financing costs	(2.1)	(2.1)
Proportional share of equity affiliates' depreciation	1.3	1.3
Interest expense, net	48.5	41.6
Distribution from equity investments	(3.5)	(2.6)
Income from equity investments	2.7	1.6
Other	(0.4)	(0.6)
Adjusted EBITDA	$275.8	$239.0

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 22, 2024, we declared a quarterly cash distribution of $0.6516 per Class A Share, to be paid on May 14, 2024 to shareholders of record on May 2, 2024. Simultaneously, the Partnership will make a distribution of $0.6516 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

As of March 31, 2024, the Partnership had:

•
$400.0 million aggregate principal amount of 5.500% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on April 15 and October 15.
•
$750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.
•
$550.0 million aggregate principal amount of 5.125% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 15 and December 15.
•
$800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 that were issued to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of March 31, 2024, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of March 31, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (”SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2024, borrowings of $455.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $395.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2024, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities decreased $13.4 million for the three months ended March 31, 2024, compared to the same period in 2023. The change in operating cash flows resulted primarily from an increase in cash used by changes in working capital of $42.9 million, an increase in expenses, other than depreciation and other non-cash gains and losses of $22.0 million, partially offset by an increase in revenue and other income of $50.6 million and an increase in distributions received from equity investments of $0.9 million.

Investing Activities. Net cash used in investing activities decreased $9.5 million for the three months ended March 31, 2024, compared to the same period in 2023 driven by lower payments for additions to property, plant, and equipment.

Financing Activities. Net cash used in financing activities decreased $2.2 million for the three months ended March 31, 2024, compared to the same period in 2023. In the first three months of 2024, we paid higher distributions to shareholders and noncontrolling interests of $6.9 million and paid higher transactions costs of $0.4 million as compared to the same period in 2023. Our net proceeds from bank borrowings were $9.5 million higher in the first three months of 2024 compared to the same period in 2023.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2024	2023
(in millions)
Total capital expenditures	35.2	57.3
(Increase) decrease in accrued capital expenditures	15.2	2.2
(Increase) decrease in capital expenditures included in accounts payable - affiliate	4.4	4.8
Additions to property, plant and equipment	$54.8	$64.3

PART I – FINANCIAL INFORMATION (CONT’D)

Capital expenditures in 2024 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025. Capital expenditures in 2023 were also attributable to continued expansion of our compression capacity.

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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ proposed merger with Chevron Corporation (“Chevron”), including the following:
o
the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by Chevron and Hess;
o
potential delays in consummating the potential transaction, including as a result of regulatory approvals or the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement;
o
risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated;
o
Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
o
the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;

PART I – FINANCIAL INFORMATION (CONT’D)

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
o
rating agency actions and Chevron’s and Hess’ ability to access short- and long-term debt markets on a timely and affordable basis; and
•
other factors described in Item 1A — Risk Factors in our Annual Report on Form 10-K, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2024, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2024, our total debt had a carrying value of $3,325.4 million and a fair value of approximately $3,249.1 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $78.6 million or $76.4 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2023 Annual Report.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2024, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2024.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 10, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT'D)

Item 6. Exhibits

.	Exhibits

10.1

Unit Repurchase Agreement, dated as of March 11, 2024, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2024)

	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	32.2*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101(SCH)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 7, 2024