Form 10-Q
period 2024-06-30
Hess Midstream LP
filed 2024-08-08
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

91,421,383 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2024.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2024	2023
(in millions, except share amounts)
Assets
Cash and cash equivalents	$99.6	$5.4
Accounts receivable from contracts with customers:
Accounts receivable—trade	3.3	1.9
Accounts receivable—affiliate	109.7	122.5
Other current assets	1.5	7.0
Total current assets	214.1	136.8
Equity investments	89.2	90.2
Property, plant and equipment, net	3,237.3	3,229.2
Long-term receivable—affiliate	0.2	0.3
Deferred tax asset	501.6	324.4
Other noncurrent assets	7.7	8.6
Total assets	$4,050.1	$3,789.5
Liabilities
Accounts payable—trade	$38.1	$38.5
Accounts payable—affiliate	41.8	41.2
Accrued liabilities	88.1	105.9
Current maturities of long-term debt	17.5	12.5
Other current liabilities	6.7	12.1
Total current liabilities	192.2	210.2
Long-term debt	3,442.8	3,198.9
Deferred tax liability	0.4	0.5
Other noncurrent liabilities	12.1	16.7
Total liabilities	3,647.5	3,426.3
Partners’ capital
Class A shares (91,421,383 shares issued and outstanding as of June 30, 2024; 68,367,647 shares issued and outstanding as of December 31, 2023)	464.5	340.2
Class B shares (129,400,488 shares issued and outstanding as of June 30, 2024; 157,941,441 shares issued and outstanding as of December 31, 2023)	-	-
Total Class A and Class B partners’ capital	464.5	340.2
Noncontrolling interest	(61.9)	23.0
Total partners’ capital	402.6	363.2
Total liabilities and partners’ capital	$4,050.1	$3,789.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions, except per share data)
Revenues
Affiliate services	$358.5	$321.9	$707.9	$625.3
Third-party services	6.1	1.6	11.4	2.5
Other income	0.9	0.5	1.8	1.2
Total revenues	365.5	324.0	721.1	629.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	87.5	73.1	165.6	135.6
Depreciation expense	50.5	47.0	100.3	94.4
General and administrative expenses	5.2	5.8	10.9	12.2
Total operating costs and expenses	143.2	125.9	276.8	242.2
Income from operations	222.3	198.1	444.3	386.8
Income from equity investments	3.7	1.7	6.4	3.3
Interest expense, net	49.7	43.8	98.2	85.4
Income before income tax expense	176.3	156.0	352.5	304.7
Income tax expense	16.0	8.1	30.3	14.6
Net income	160.3	147.9	322.2	290.1
Less: Net income attributable to noncontrolling interest	110.8	122.8	228.1	244.3
Net income attributable to Hess Midstream LP	$49.5	$25.1	$94.1	$45.8

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.59	$0.50	$1.19	$0.97
Diluted	$0.59	$0.50	$1.19	$0.97
Weighted average Class A shares outstanding
Basic	83.8	50.1	79.5	47.1
Diluted	83.8	50.2	79.5	47.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Recognition of deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Class B unit repurchase	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7
Net income	49.5	-	110.8	160.3
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.6516 per share	(52.1)	-	(93.6)	(145.7)
Recognition of deferred tax asset	107.0	-	-	107.0
Sale of shares held by Sponsors	(2.7)	-	2.7	-
Class B unit repurchase	(41.3)	-	(58.7)	(100.0)
Transaction costs	(0.3)	-	(0.5)	(0.8)
Balance at June 30, 2024	$464.5	$-	$(61.9)	$402.6

Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5
Net income	25.1	-	122.8	147.9
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5851 per share	(25.9)	-	(112.4)	(138.3)
Recognition of deferred tax asset	87.2	-	-	87.2
Sale of shares held by Sponsors	11.0	-	(11.0)	-
Class B unit repurchase	(23.4)	-	(76.6)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at June 30, 2023	$302.1	$-	$132.7	$434.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
(in millions)
Cash flows from operating activities
Net income	$322.2	$290.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	100.3	94.4
Income from equity investments	(6.4)	(3.3)
Distributions from equity investments	7.4	4.4
Amortization of deferred financing costs	4.4	4.2
Equity-based compensation expense	0.6	1.0
Deferred income tax expense	30.1	14.6
Changes in assets and liabilities:
Accounts receivable – trade	(1.4)	(0.8)
Accounts receivable – affiliate	12.9	13.7
Other current and noncurrent assets	5.2	5.6
Accounts payable – trade	(0.4)	(7.5)
Accounts payable – affiliate	(12.7)	(4.4)
Accrued liabilities	5.1	(2.7)
Other current and noncurrent liabilities	(10.4)	(6.0)
Net cash provided by operating activities	456.9	403.3
Cash flows from investing activities
Additions to property, plant and equipment	(118.7)	(107.3)
Net cash used in investing activities	(118.7)	(107.3)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(340.0)	180.0
Bank borrowings with maturities of greater than 90 days
Repayments	(5.0)	-
Proceeds from issuance of senior notes	600.0	-
Deferred financing costs	(8.9)	-
Transaction costs	(0.8)	(1.1)
Class B unit repurchase	(200.0)	(200.0)
Distributions to shareholders	(102.8)	(51.0)
Distributions to noncontrolling interest	(186.5)	(224.0)
Net cash used in financing activities	(244.0)	(296.1)
Increase (decrease) in cash and cash equivalents	94.2	(0.1)
Cash and cash equivalents, beginning of period	5.4	3.1
Cash and cash equivalents, end of period	$99.6	$3.0
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$10.8	$(2.1)
Recognition of deferred tax asset	$207.4	$91.5

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2024 and December 31, 2023, the consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and the consolidated cash flows for the six months ended June 30, 2024 and 2023. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 58.6% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at June 30, 2024 (69.8% at December 31, 2023). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the chief operating decision maker evaluates segment expenses and operating results. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on April 1, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 11, Segments).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We continue to assess the impact of this ASU on our consolidated financial statements.

Note 2. Equity Transactions

Equity Offering Transactions

On May 19, 2023, the Sponsors sold an aggregate of 12,765,000 of our Class A Shares representing limited partner interests (the “Class A Shares”), inclusive of the underwriters’ option to purchase up to 1,665,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the public of $27.00 per Class A Share, less underwriting discounts. The Sponsors received net proceeds from the offering of approximately $333.4 million, after deducting underwriting discounts.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A shares, inclusive of the underwriter’s option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share. GIP received net proceeds from the offering of approximately $377.5 million.

On May 31, 2024, GIP sold an aggregate of 10,000,000 of our Class A shares in an underwritten public offering at a price to the underwriter of $34.025 per Class A Share. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A shares at the same price per Class A share, which was exercised in full on June 3, 2024. GIP received net proceeds from the offering of approximately $391.3 million.

The Company did not receive any proceeds in the equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $2.5 million (six months ended June 30, 2023: $11.0 million) and decreasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

On June 24, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 2,724,052 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on June 26, 2024. The purchase price per Class B Unit was $36.71, the closing price of the Class A Shares on June 24, 2024.

The repurchase transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility and cash on hand (see Note 6, Debt and Interest Expense). Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. Distributions to noncontrolling interest holders related to the 2024 repurchase transactions exceeded the noncontrolling interest’s carrying value resulting in a deficit balance as shown in the accompanying consolidated statement of changes in partners’ capital (deficit).

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We incurred approximately $1.5 million of costs directly attributable to the repurchase transactions that were charged to equity (six months ended June 30, 2023: $1.8 million).

As a result of the equity offering and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $207.4 million (six months ended June 30, 2023: $91.5 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At June 30, 2024, deferred revenue included in Accrued liabilities in the accompanying consolidated balance sheet was $1.3 million (December 31, 2023: none).

Revenues attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements, for the three and six months ended June 30, 2024 were 98% for both periods, compared with approximately 100% of revenues for the three and six months ended June 30, 2023. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliated services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Affiliate services
Oil and gas gathering services	$165.3	$152.7	$324.6	$297.3
Processing and storage services	135.2	121.6	270.6	235.4
Terminaling and export services	29.6	26.2	57.0	51.4
Water gathering and disposal services	28.4	21.4	55.7	41.2
Total affiliate services	$358.5	$321.9	$707.9	$625.3
Third-party services	6.1	1.6	11.4	2.5
Total revenues from contracts with customers	$364.6	$323.5	$719.3	$627.8
Other income	0.9	0.5	1.8	1.2
Total revenues	$365.5	$324.0	$721.1	$629.0

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Electricity and other related fees	$13.6	$11.5	$27.0	$22.5
Produced water trucking and disposal costs	9.5	8.7	19.3	17.0
Rail transportation costs	-	(1.6)	-	(3.4)
Total	$23.1	$18.6	$46.3	$36.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2024 and 2023, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Operating and maintenance expenses	$20.5	$19.5	$39.6	$37.4
General and administrative expenses	3.5	3.8	7.0	7.7
Total	$24.0	$23.3	$46.6	$45.1

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2024 and 2023, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Processing fee incurred	$8.6	$5.8	$15.4	$10.8
Earnings from equity investments	3.7	1.7	6.4	3.3
Distributions received from equity investments	3.9	1.8	7.4	4.4

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2024	December 31, 2023
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,740.8	$1,703.7
Compressors, pumping stations and terminals	22 to 25 years	1,091.1	1,026.4
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	432.4	424.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.2	409.2
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	28.2	28.0
Construction-in-progress	N/A	134.6	136.3
Total property, plant and equipment, at cost		4,926.7	4,818.7
Accumulated depreciation		(1,689.4)	(1,589.5)
Property, plant and equipment, net		$3,237.3	$3,229.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2024	December 31, 2023
(in millions)
Accrued interest	$40.4	$35.8
Accrued capital expenditures	18.9	42.9
Other accruals	28.8	27.2
Total	$88.1	$105.9

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

On May 16, 2024 the Partnership issued $600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1, commencing December 1, 2024. The Partnership used the proceeds to reduce indebtedness outstanding under the Partnership’s revolving credit facility, with the remaining net proceeds for general corporate purposes.

As of June 30, 2024, the Partnership had:

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
•
$600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1.
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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2024, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facilities

As of June 30, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of June 30, 2024, there were no borrowings outstanding under the Partnership’s revolving credit facility, and borrowings of $392.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2024, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At June 30, 2024, our total debt had a carrying value of $3,460.3 million and had a fair value of approximately $3,397.8 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2024, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023	November 2, 2023	November 14, 2023	$0.6175
Fourth Quarter 2023	February 8, 2024	February 14, 2024	$0.6343
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024(1)	August 8, 2024	August 14, 2024	$0.6677

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$160.3	$147.9	$322.2	$290.1
Less: Net income attributable to noncontrolling interest	110.8	122.8	228.1	244.3
Net income attributable to Hess Midstream LP	49.5	25.1	94.1	45.8
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.59	$0.50	$1.19	$0.97
Diluted:	$0.59	$0.50	$1.19	$0.97
Weighted average Class A shares outstanding:
Basic:	83.8	50.1	79.5	47.1
Diluted:	83.8	50.2	79.5	47.1

For the three and six months ended June 30, 2024 the weighted average number of Class A Shares outstanding included 17,859 and 29,143 dilutive restricted shares, respectively, compared with 19,640 and 40,103 dilutive restricted shares for the three and six months ended June 30, 2023, respectively.

Note 9. Concentration of Credit Risk

As of June 30, 2024 and 2023, Hess and its affiliates represented 97% and 100%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the three and six months ended June 30, 2024 were 98% for both periods, compared with approximately 100% of revenues for the three and six months ended June 30, 2023.

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

As of June 30, 2024 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $2.2 million and $3.3 million, respectively, compared with $1.7 million and $5.3 million, respectively, as of December 31, 2023.

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

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of June 30, 2024 and December 31, 2023, we did not have material accrued liabilities for legal contingencies.

Note 11. Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Executive Officer and Chief Financial Officer, who, collectively, have been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Interest and Other includes certain functional departments that do not recognize revenues.

Our CODM evaluates the segments’ operating performance based on Adjusted EBITDA, defined as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted for other non-cash, non‑recurring items, if applicable. For all of the segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for Adjusted EBITDA on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2024
Revenues and other income	$195.5	$139.5	$30.5	$365.5	$-	$365.5
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.8	27.3	9.4	87.5	-	87.5
Depreciation expense	31.5	14.6	4.4	50.5	-	50.5
General and administrative expenses	2.3	1.0	0.2	3.5	1.7	5.2
Income from equity investments	-	3.7	-	3.7	-	3.7
Interest expense, net	-	-	-	-	49.7	49.7
Income tax expense	-	-	-	-	16.0	16.0
Adjusted EBITDA	142.4	114.9	20.9	278.2
Capital expenditures	69.5	3.2	-	72.7

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2023
Revenues and other income	$174.5	$122.8	$26.7	$324.0	$-	$324.0
Operating and maintenance expenses (exclusive of depreciation shown separately below)	43.8	23.8	5.5	73.1	-	73.1
Depreciation expense	28.2	14.5	4.3	47.0	-	47.0
General and administrative expenses	2.5	1.1	0.2	3.8	2.0	5.8
Income from equity investments	-	1.7	-	1.7	-	1.7
Interest expense, net	-	-	-	-	43.8	43.8
Income tax expense	-	-	-	-	8.1	8.1
Adjusted EBITDA	128.2	99.6	21.0	248.8
Capital expenditures	46.4	2.7	3.0	52.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2024
Revenues and other income	$383.6	$278.6	$58.9	$721.1	$-	$721.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	97.1	52.5	16.0	165.6	-	165.6
Depreciation expense	62.3	29.3	8.7	100.3	-	100.3
General and administrative expenses	4.4	2.2	0.4	7.0	3.9	10.9
Income from equity investments	-	6.4	-	6.4	-	6.4
Interest expense, net	-	-	-	-	98.2	98.2
Income tax expense	-	-	-	-	30.3	30.3
Adjusted EBITDA	282.1	230.3	42.5	554.9
Capital expenditures	101.2	6.6	0.1	107.9

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2023
Revenues and other income	$339.2	$237.2	$52.6	$629.0	$-	$629.0
Operating and maintenance expenses (exclusive of depreciation shown separately below)	82.2	44.0	9.4	135.6	-	135.6
Depreciation expense	57.0	29.0	8.4	94.4	-	94.4
General and administrative expenses	4.9	2.3	0.5	7.7	4.5	12.2
Income from equity investments	-	3.3	-	3.3	-	3.3
Interest expense, net	-	-	-	-	85.4	85.4
Income tax expense	-	-	-	-	14.6	14.6
Adjusted EBITDA	252.1	194.2	42.7	489.0
Capital expenditures	95.8	3.6	10.0	109.4

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$278.2	$248.8	$554.9	$489.0
Less:
Depreciation expense	50.5	47.0	100.3	94.4
Unallocated general and administrative expenses	1.7	2.0	3.9	4.5
Interest expense, net	49.7	43.8	98.2	85.4
Income before income tax expense	$176.3	$156.0	$352.5	$304.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	June 30, 2024	December 31, 2023
(in millions)
Gathering	$2,167.3	$2,138.6
Processing and Storage(1)	1,018.7	1,048.4
Terminaling and Export	255.4	264.4
Interest and Other	608.7	338.1
Total assets	$4,050.1	$3,789.5

(1) Includes investment in equity investees of $89.2 million as of June 30, 2024 and $90.2 million as of December 31, 2023.

Note 12. Subsequent Events

On July 29, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.6677 per Class A Share for the quarter ended June 30, 2024. The distribution represents an increase of $0.0161 per Class A Share for the second quarter of 2024 as compared with the first quarter of 2024. The distribution will be payable on August 14, 2024, to shareholders of record as of the close of business on August 8, 2024. Simultaneously, the Partnership will make a distribution of $0.6677 per Class B Unit of the Partnership to the Sponsors.

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

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares representing limited partner interests in the Company (“Class A Shares”), inclusive of the underwriter’s option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share. GIP received net proceeds from the offering of approximately $377.5 million. On May 31, 2024, GIP sold an aggregate of 10,000,000 of our Class A Shares in an underwritten public offering at a price to the underwriter of $34.025 per Class A Share. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A shares at the same price per Class A share, which was exercised in full on June 3, 2024. GIP received net proceeds from the offering of approximately $391.3 million. The Company did not receive any proceeds from the offering transaction. The offering transaction was conducted pursuant to a registration rights agreement among us and the Sponsors.

On March 14, 2024, the Partnership purchased directly from the Sponsors 2,816,901 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $35.50, the closing price of the Class A shares on March 11, 2024. On June 26, 2024, the Partnership, purchased directly from the Sponsors 2,724,052 Class B Units for an aggregate purchase price of approximately $100.0 million. The purchase price per Class B Unit was $36.71, the closing price of the Class A Shares on June 24, 2024. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility and cash on hand.

As a result of the equity offerings and unit repurchase transactions described above, our public ownership increased from approximately 29.8% at December 31, 2023, to approximately 41.0% at June 30, 2024, on a consolidated basis.

We utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an immediate increase in our quarterly distribution level per Class A Share in each of the first two quarters of 2024, which, on an annualized basis, is significantly above our target of at least 5% growth in annual distributions per Class A Share through 2026.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2024 included:

•
Consolidated net income of $160.3 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $49.5 million, or $0.59 basic earnings per Class A Share;
•
Net cash provided by operating activities of $271.6 million;

PART I – FINANCIAL INFORMATION (CONT’D)

•
Adjusted EBITDA of $276.5 million;
•
Cash distribution of $0.6677 per Class A Share declared on July 29, 2024, an increase of $0.0161 per Class A Share for the second quarter of 2024 as compared with the first quarter of 2024.

Revenues and other income in the second quarter of 2024 were $365.5 million compared with $324.0 million in the prior‑year quarter. Second quarter 2024 revenues and other income were up $41.5 million compared with the prior-year quarter primarily due to higher physical volumes. The second quarter 2024 results also included a one-time $8.0 million reduction in revenues related to setting the 2024 tariff rates for certain subsystems. Total operating costs and expenses in the second quarter of 2024 were $143.2 million, compared with $125.9 million in the prior-year quarter. The increase was primarily attributable to higher maintenance expenses, pass-through expenses and higher depreciation expense for additional assets placed in service. Interest expense in the second quarter of 2024 was $49.7 million, up from $43.8 million in the prior-year quarter, primarily attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, higher interest rates on our credit facilities and higher borrowings on our revolving credit facility. Income tax expense increased $7.9 million resulting from ownership changes following secondary equity offering and Class B Unit repurchase transactions. As a result, consolidated net income increased $12.4 million and Adjusted EBITDA increased $29.7 million for the second quarter of 2024 compared with the second quarter of 2023.

Throughput volumes increased 19% for gas gathering and 17% for gas processing in the second quarter of 2024 compared with the second quarter of 2023, primarily due to higher production and higher gas capture. Throughput volumes increased 23% for crude oil gathering and 17% for terminaling in the second quarter of 2024 compared with the second quarter of 2023, primarily due to higher production. Water gathering volumes increased 43%, reflecting higher crude oil production and increased utilization of our water gathering infrastructure.

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

Adjusted EBITDA. We previously reported the non-GAAP measure of “Adjusted EBITDA,” which we defined as reported net income (loss) before net interest expense, income tax expense, depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non-cash and non-recurring items, if applicable. As this definition varied from other definitions of Adjusted EBITDA, we determined it was appropriate to discontinue reporting Adjusted EBITDA as previously defined. Beginning with the second quarter of 2024, and as presented in this report, “Adjusted EBITDA” is defined as reported net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash and non‑recurring items, if applicable. Prior period calculations of Adjusted EBITDA have been recast to conform to the new presentation, as applicable. We use Adjusted EBITDA to analyze our performance and liquidity.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Results of operations for the three months ended June 30, 2024 and 2023 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$193.7	$135.2	$29.6	$-	$358.5
Third-party services	1.8	4.3	-	-	6.1
Other income	-	-	0.9	-	0.9
Total revenues	195.5	139.5	30.5	-	365.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.8	27.3	9.4	-	87.5
Depreciation expense	31.5	14.6	4.4	-	50.5
General and administrative expenses	2.3	1.0	0.2	1.7	5.2
Total operating costs and expenses	84.6	42.9	14.0	1.7	143.2
Income (loss) from operations	110.9	96.6	16.5	(1.7)	222.3
Income from equity investments	-	3.7	-	-	3.7
Interest expense, net	-	-	-	49.7	49.7
Income (loss) before income tax expense	110.9	100.3	16.5	(51.4)	176.3
Income tax expense	-	-	-	16.0	16.0
Net income (loss)	110.9	100.3	16.5	(67.4)	160.3
Less: Net income (loss) attributable to noncontrolling interest	69.6	62.8	10.4	(32.0)	110.8
Net income (loss) attributable to Hess Midstream LP	$41.3	$37.5	$6.1	$(35.4)	$49.5

Throughput volumes
Gas gathering (MMcf/d)(1)	440				440
Crude oil gathering (MBbl/d)(2)	116				116
Gas processing (MMcf/d)(1)		419			419
Crude oil terminaling (MBbl/d)(2)			126		126
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	124				124

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$174.1	$121.6	$26.2	$-	$321.9
Third-party services	0.4	1.2	-	-	1.6
Other income	-	-	0.5	-	0.5
Total revenues	174.5	122.8	26.7	-	324.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	43.8	23.8	5.5	-	73.1
Depreciation expense	28.2	14.5	4.3	-	47.0
General and administrative expenses	2.5	1.1	0.2	2.0	5.8
Total operating costs and expenses	74.5	39.4	10.0	2.0	125.9
Income (loss) from operations	100.0	83.4	16.7	(2.0)	198.1
Income from equity investments	-	1.7	-	-	1.7
Interest expense, net	-	-	-	43.8	43.8
Income (loss) before income tax expense	100.0	85.1	16.7	(45.8)	156.0
Income tax expense	-	-	-	8.1	8.1
Net income (loss)	100.0	85.1	16.7	(53.9)	147.9
Less: Net income (loss) attributable to noncontrolling interest	78.7	66.8	13.3	(36.0)	122.8
Net income (loss) attributable to Hess Midstream LP	$21.3	$18.3	$3.4	$(17.9)	$25.1

Throughput volumes
Gas gathering (MMcf/d)(1)	369				369
Crude oil gathering (MBbl/d)(2)	94				94
Gas processing (MMcf/d)(1)		358			358
Crude oil terminaling (MBbl/d)(2)			108		108
NGL loading (MBbl/d)(2)			12		12
Water gathering (MBbl/d)(2)	87				87

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $21.0 million in the second quarter of 2024 compared to the second quarter of 2023, of which $17.2 million is attributable to higher gas gathering volumes that were above MVCs in the second quarter of 2024 and 2023, $6.1 million is attributable to higher water gathering and disposal revenue, $5.0 million is attributable to higher crude oil gathering volumes that were above MVCs in the second quarter of 2024 and above MVC levels of the second quarter of 2023, and $3.4 million is attributable to higher pass‑through revenue. Additionally, $1.4 million of the increase is attributable to services provided directly to third parties. These revenue increases were partially offset by $12.1 million attributable to lower tariff rates, including a $3.6 million one-time reduction related to setting the 2024 tariff rates for certain subsystems.

Operating and maintenance expenses increased $7.0 million, of which $3.4 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $2.3 million is attributable to compressor stations overhauls and other maintenance activities, and $1.3 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $3.3 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $16.7 million in the second quarter of 2024 compared to the second quarter of 2023, of which $15.1 million is attributable to higher gas processing volumes that were above MVCs in the second quarter of 2024 and 2023, $3.4 million is attributable to higher tariff rates and $3.1 million is attributable to services provided directly to third parties. These revenue increases were partially offset by a $4.4 million one-time reduction related to setting the 2024 tariff rate and $0.5 million lower pass-through revenue.

Operating and maintenance expenses increased $3.5 million, of which $3.0 million is attributable to higher third-party processing fees and $1.0 million is attributable to higher maintenance activity, slightly offset by $0.5 million attributable to lower pass-through costs.

Income from equity investments increased $2.0 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $3.8 million in the second quarter of 2024 compared to the second quarter of 2023, of which $3.5 million is attributable to higher crude oil terminaling volumes that were above MVCs in the second quarter of 2024 and above MVC levels of the second quarter of 2023, $1.6 million is attributable to pass-through revenue, and $0.4 million is attributable to other income. These revenue increases were partially offset by $1.7 million attributable to lower tariff rates.

Operating and maintenance expenses increased $3.9 million in the second quarter of 2024 compared to the second quarter of 2023, of which $2.3 million is primarily attributable to the rail car recertification program and $1.6 million is attributable to rail transportation pass-through costs.

Interest and Other

Interest expense, net of interest income, increased $5.9 million in the second quarter of 2024 compared to the second quarter of 2023, of which $4.9 million is attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024 and $1.8 million is attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility, partially offset by $0.8 million interest income. Income tax expense increased $7.9 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2023 and 2024.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Results of operations for the six months ended June 30, 2024 and 2023 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$380.3	$270.6	$57.0	$-	$707.9
Third-party services	3.3	8.0	0.1	-	11.4
Other income	-	-	1.8	-	1.8
Total revenues	383.6	278.6	58.9	-	721.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	97.1	52.5	16.0	-	165.6
Depreciation expense	62.3	29.3	8.7	-	100.3
General and administrative expenses	4.4	2.2	0.4	3.9	10.9
Total operating costs and expenses	163.8	84.0	25.1	3.9	276.8
Income (loss) from operations	219.8	194.6	33.8	(3.9)	444.3
Income from equity investments	-	6.4	-	-	6.4
Interest expense, net	-	-	-	98.2	98.2
Income (loss) before income tax expense	219.8	201.0	33.8	(102.1)	352.5
Income tax expense	-	-	-	30.3	30.3
Net income (loss)	219.8	201.0	33.8	(132.4)	322.2
Less: Net income (loss) attributable to noncontrolling interest	142.1	130.1	21.8	(65.9)	228.1
Net income (loss) attributable to Hess Midstream LP	$77.7	$70.9	$12.0	$(66.5)	$94.1

Throughput volumes
Gas gathering (MMcf/d)(1)	422				422
Crude oil gathering (MBbl/d)(2)	110				110
Gas processing (MMcf/d)(1)		406			406
Crude oil terminaling (MBbl/d)(2)			121		121
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	120				120

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$338.5	$235.4	$51.4	$-	$625.3
Third-party services	0.7	1.8	-	-	2.5
Other income	-	-	1.2	-	1.2
Total revenues	339.2	237.2	52.6	-	629.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	82.2	44.0	9.4	-	135.6
Depreciation expense	57.0	29.0	8.4	-	94.4
General and administrative expenses	4.9	2.3	0.5	4.5	12.2
Total operating costs and expenses	144.1	75.3	18.3	4.5	242.2
Income (loss) from operations	195.1	161.9	34.3	(4.5)	386.8
Income from equity investments	-	3.3	-	-	3.3
Interest expense, net	-	-	-	85.4	85.4
Income (loss) before income tax expense	195.1	165.2	34.3	(89.9)	304.7
Income tax expense	-	-	-	14.6	14.6
Net income (loss)	195.1	165.2	34.3	(104.5)	290.1
Less: Net income (loss) attributable to noncontrolling interest	156.4	132.4	27.6	(72.1)	244.3
Net income (loss) attributable to Hess Midstream LP	$38.7	$32.8	$6.7	$(32.4)	$45.8

Throughput volumes
Gas gathering (MMcf/d)(1)	358				358
Crude oil gathering (MBbl/d)(2)	94				94
Gas processing (MMcf/d)(1)		348			348
Crude oil terminaling (MBbl/d)(2)			106		106
NGL loading (MBbl/d)(2)			11		11
Water gathering (MBbl/d)(2)	83				83

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $44.4 million in the first six months of 2024 compared to the first six months of 2023, of which $31.6 million is attributable to higher gas gathering volumes that were above MVCs in the first six months of 2024 and 2023, $12.2 million is attributable to higher water gathering and disposal revenue, $7.4 million is attributable to higher crude oil gathering volumes that were above MVCs in the first six months of 2024 and above MVC levels of the first six months of 2023, and another $7.4 million is attributable to higher pass‑through revenue. Additionally, $2.6 million of the increase is attributable to services provided directly to third parties. These revenue increases were partially offset by $16.8 million primarily attributable to lower crude oil tariff rates.

Operating and maintenance expenses increased $14.9 million in the first six months of 2024 compared to the first six months of 2023, of which $7.4 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $5.2 million is attributable to compressor stations overhauls and other maintenance activities, and $2.3 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. Depreciation expense increased $5.3 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $41.4 million in the first six months of 2024 compared to the first six months of 2023, of which $29.4 million is attributable to higher gas processing volumes that were above MVCs in the first six months of 2024 and 2023, $6.4 million is attributable to higher tariff rates, and $6.2 million is attributable to services provided directly to third parties, slightly offset by $0.6 million lower pass-through revenue.

Operating and maintenance expenses increased $8.5 million in the first six months of 2024 compared to the first six months of 2023, of which $4.8 million is attributable to higher third-party processing fees and $3.7 million is attributable to higher maintenance activity.

Income from equity investments increased $3.1 million in the first six months of 2024 compared to the first six months of 2023 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $6.3 million in the first six months of 2024 compared to the first six months of 2023, of which $5.7 million is attributable to higher crude oil terminaling volumes that were above MVCs in the first six months of 2024 and above MVC levels of the first six months of 2023, $3.4 million is attributable to pass-through revenue, and $0.7 million is attributable to other income and services provided directly to third parties. These revenue increases were partially offset by $3.5 million attributable to lower tariff rates.

Operating and maintenance expenses increased $6.6 million in the first six months of 2024 compared to the first six months of 2023, of which $3.4 million is attributable to rail transportation pass-through costs and $3.2 million is primarily attributable to the rail car recertification program.

Interest and Other

Interest expense, net of interest income, increased $12.8 million in the first six months of 2024 compared to the first six months of 2023, of which $8.7 million is attributable to higher interest rates on our credit facilities and higher borrowings on our revolving credit facility and $4.9 million is attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024, partially offset by $0.8 million interest income. Income tax expense increased $15.7 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2023 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income:
Net income	$160.3	$147.9	$322.2	$290.1
Plus:
Depreciation expense	50.5	47.0	100.3	94.4
Interest expense, net	49.7	43.8	98.2	85.4
Income tax expense	16.0	8.1	30.3	14.6
Adjusted EBITDA	$276.5	$246.8	$551.0	$484.5

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$271.6	$204.6	$456.9	$403.3
Changes in assets and liabilities	(42.3)	1.0	1.7	2.1
Amortization of deferred financing costs	(2.3)	(2.1)	(4.4)	(4.2)
Interest expense, net	49.7	43.8	98.2	85.4
Distribution from equity investments	(3.9)	(1.8)	(7.4)	(4.4)
Income from equity investments	3.7	1.7	6.4	3.3
Other	-	(0.4)	(0.4)	(1.0)
Adjusted EBITDA	$276.5	$246.8	$551.0	$484.5

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 29, 2024, we declared a quarterly cash distribution of $0.6677 per Class A Share, to be paid on August 14, 2024 to shareholders of record on August 8, 2024. Simultaneously, the Partnership will make a distribution of $0.6677 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

On May 16, 2024 the Partnership issued $600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1, commencing December 1, 2024. The Partnership used the proceeds to reduce indebtedness outstanding under the Partnership’s revolving credit facility, with the remaining net proceeds for general corporate purposes.

As of June 30, 2024, the Partnership had:

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
•
$600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 that were issued to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1.
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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of June 30, 2024, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of June 30, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of June 30, 2024, there were no borrowings outstanding under the Partnership’s revolving credit facility, and borrowings of $392.5 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2024, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $53.6 million for the six months ended June 30, 2024, compared to the same period in 2023. The change in operating cash flows resulted primarily from an increase in revenues and other income of $92.1 million, an increase in distributions received from equity investments of $3.0 million, a decrease in cash used by changes in working capital of $0.4 million, partially offset by an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $41.9 million.

Investing Activities. Net cash used in investing activities increased $11.4 million for the six months ended June 30, 2024, compared to the same period in 2023 driven by higher payments for additions to property, plant, and equipment primarily related to our compression capacity and related infrastructure expansion program.

Financing Activities. Net cash used in financing activities decreased $52.1 million for the six months ended June 30, 2024, compared to the same period in 2023. In the first six months of 2024, we received proceeds of $591.1 million, net of financing costs, from our issuance of $600.0 million aggregate principal amount of 6.500% fixed-rate senior unsecured notes, that we used to reduce indebtedness outstanding under our revolving credit facility and for general corporate purposes. In the first six months of 2024, we repaid $345.0 million of net borrowings under our Credit Facilities compared to $180.0 million net proceeds from borrowings under our Credit Facilities during the same period in 2023. In addition, in the first six months of 2024, we paid higher distributions to shareholders and noncontrolling interests of $14.3 million, partially offset by lower transaction costs of $0.3 million.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

PART I – FINANCIAL INFORMATION (CONT’D)

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2024	2023
(in millions)
Total capital expenditures	107.9	109.4
(Increase) decrease in accrued capital expenditures	24.0	(1.8)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(13.2)	(0.3)
Additions to property, plant and equipment	$118.7	$107.3

Capital expenditures in 2024 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related infrastructure to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025. Capital expenditures in 2023 were also attributable to continued expansion of our compression capacity and related infrastructure.

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
•
the actual volumes we gather, process, terminal and store for Hess in excess of our MVCs and relative to Hess’ nominations;
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
o
customer, regulatory and other stakeholder approvals and support, or unexpected future capital expenditures;
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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2024, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2024, our total debt had a carrying value of $3,460.3 million and a fair value of approximately $3,397.8 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $98.1 million or $97.5 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2023 Annual Report.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2024, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2024.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

.	Exhibits

4.1

Indenture, dated as of May 16, 2024, by and among Hess Midstream Operations LP, the Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024)

10.1

Unit Repurchase Agreement, dated as of June 24, 2024, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2024)

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

Date: August 8, 2024