Form 10-Q
period 2024-09-30
Hess Midstream LP
filed 2024-11-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

104,071,383 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 31, 2024.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2024	2023
(in millions, except share amounts)
Assets
Cash and cash equivalents	$10.3	$5.4
Accounts receivable from contracts with customers:
Accounts receivable—trade	3.5	1.9
Accounts receivable—affiliate	127.6	122.5
Other current assets	12.8	7.0
Total current assets	154.2	136.8
Equity investments	88.5	90.2
Property, plant and equipment, net	3,291.8	3,229.2
Long-term receivable—affiliate	0.2	0.3
Deferred tax asset	605.2	324.4
Other noncurrent assets	7.0	8.6
Total assets	$4,146.9	$3,789.5
Liabilities
Accounts payable—trade	$42.5	$38.5
Accounts payable—affiliate	44.9	41.2
Accrued liabilities	103.6	105.9
Current maturities of long-term debt	20.0	12.5
Other current liabilities	9.9	12.1
Total current liabilities	220.9	210.2
Long-term debt	3,469.8	3,198.9
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	13.9	16.7
Total liabilities	3,705.1	3,426.3
Partners’ capital
Class A shares (104,071,383 shares issued and outstanding as of September 30, 2024; 68,367,647 shares issued and outstanding as of December 31, 2023)	531.0	340.2
Class B shares (113,927,226 shares issued and outstanding as of September 30, 2024; 157,941,441 shares issued and outstanding as of December 31, 2023)	-	-
Total Class A and Class B partners’ capital	531.0	340.2
Noncontrolling interest	(89.2)	23.0
Total partners’ capital	441.8	363.2
Total liabilities and partners’ capital	$4,146.9	$3,789.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions, except per share data)
Revenues
Affiliate services	$371.4	$361.3	$1,079.3	$986.6
Third-party services	6.2	1.2	17.6	3.7
Other income	0.9	0.6	2.7	1.8
Total revenues	378.5	363.1	1,099.6	992.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	89.0	89.4	254.6	225.0
Depreciation expense	51.5	47.7	151.8	142.1
General and administrative expenses	6.3	6.0	17.2	18.2
Total operating costs and expenses	146.8	143.1	423.6	385.3
Income from operations	231.7	220.0	676.0	606.8
Income from equity investments	3.7	2.0	10.1	5.3
Interest expense, net	51.8	45.8	150.0	131.2
Income before income tax expense	183.6	176.2	536.1	480.9
Income tax expense	18.9	11.4	49.2	26.0
Net income	164.7	164.8	486.9	454.9
Less: Net income attributable to noncontrolling interest	106.1	129.5	334.2	373.8
Net income attributable to Hess Midstream LP	$58.6	$35.3	$152.7	$81.1

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.63	$0.57	$1.82	$1.56
Diluted	$0.63	$0.57	$1.82	$1.54
Weighted average Class A shares outstanding
Basic	93.0	62.5	84.0	52.2
Diluted	93.0	62.5	84.0	52.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Recognition of deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Class B unit repurchase	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7
Net income	49.5	-	110.8	160.3
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.6516 per share	(52.1)	-	(93.6)	(145.7)
Recognition of deferred tax asset	107.0	-	-	107.0
Sale of shares held by Sponsors	(2.7)	-	2.7	-
Class B unit repurchase	(41.3)	-	(58.7)	(100.0)
Transaction costs	(0.3)	-	(0.5)	(0.8)
Balance at June 30, 2024	$464.5	$-	$(61.9)	$402.6
Net income	58.6	-	106.1	164.7
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6677 per share	(61.1)	-	(86.4)	(147.5)
Recognition of deferred tax asset	122.4	-	-	122.4
Sale of shares held by Sponsors	(11.1)	-	11.1	-
Class B unit repurchase	(42.5)	-	(57.5)	(100.0)
Transaction costs	(0.3)	-	(0.6)	(0.9)
Balance at September 30, 2024	$531.0	$-	$(89.2)	$441.8

Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	20.7	-	121.5	142.2
Equity-based compensation	0.6	-	-	0.6
Distributions - $0.5696 per share	(25.1)	-	(111.6)	(136.7)
Recognition of deferred tax asset	4.3	-	-	4.3
Class B unit repurchase	(17.5)	-	(82.5)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at March 31, 2023	$227.9	$-	$210.6	$438.5
Net income	25.1	-	122.8	147.9
Equity-based compensation	0.4	-	-	0.4
Distributions - $0.5851 per share	(25.9)	-	(112.4)	(138.3)
Recognition of deferred tax asset	87.2	-	-	87.2
Sale of shares held by Sponsors	11.0	-	(11.0)	-
Class B unit repurchase	(23.4)	-	(76.6)	(100.0)
Transaction costs	(0.2)	-	(0.7)	(0.9)
Balance at June 30, 2023	$302.1	$-	$132.7	$434.8
Net income	35.3	-	129.5	164.8
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.6011 per share	(34.2)	-	(105.9)	(140.1)
Recognition of deferred tax asset	86.2	-	-	86.2
Sale of shares held by Sponsors	6.8	-	(6.8)	-
Class B unit repurchase	(28.9)	-	(71.1)	(100.0)
Transaction costs	(0.2)	-	(0.5)	(0.7)
Balance at September 30, 2023	$367.4	$-	$77.9	$445.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
(in millions)
Cash flows from operating activities
Net income	$486.9	$454.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	151.8	142.1
Income from equity investments	(10.1)	(5.3)
Distributions from equity investments	11.8	7.8
Amortization of deferred financing costs	7.0	6.3
Equity-based compensation expense	1.1	1.3
Deferred income tax expense	49.0	25.9
Changes in assets and liabilities:
Accounts receivable – trade	(1.6)	(1.2)
Accounts receivable – affiliate	(5.0)	2.5
Other current and noncurrent assets	(5.8)	(5.7)
Accounts payable – trade	4.0	(7.6)
Accounts payable – affiliate	(6.0)	(0.6)
Accrued liabilities	13.9	0.8
Other current and noncurrent liabilities	(15.2)	(2.4)
Net cash provided by operating activities	681.8	618.8
Cash flows from investing activities
Additions to property, plant and equipment	(211.0)	(160.0)
Net cash used in investing activities	(211.0)	(160.0)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(310.0)	258.0
Bank borrowings with maturities of greater than 90 days
Repayments	(7.5)	-
Proceeds from issuance of senior notes	600.0	-
Deferred financing costs	(9.5)	-
Transaction costs	(2.1)	(1.5)
Class B unit repurchase	(300.0)	(300.0)
Distributions to shareholders	(163.9)	(85.2)
Distributions to noncontrolling interest	(272.9)	(329.9)
Net cash used in financing activities	(465.9)	(458.6)
Increase (decrease) in cash and cash equivalents	4.9	0.2
Cash and cash equivalents, beginning of period	5.4	3.1
Cash and cash equivalents, end of period	$10.3	$3.3
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$6.8	$(13.9)
Recognition of deferred tax asset	$329.8	$177.7

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2024 and December 31, 2023, the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and the consolidated cash flows for the nine months ended September 30, 2024 and 2023. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 52.3% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at September 30, 2024 (69.8% at December 31, 2023). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

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

On September 20, 2024, GIP sold an aggregate of 12,650,000 of our Class A shares, inclusive of the underwriter’s option to purchase up to 1,650,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $35.12 per Class A Share. GIP received net proceeds from the offering of approximately $444.3 million.

The Company did not receive any proceeds in the equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $8.6 million during the nine months ended September 30, 2024 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest. During the nine months ended September 30, 2023 we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $17.8 million and decreasing the carrying amount of noncontrolling interest by an equal amount.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 9, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 2,823,262 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on September 11, 2024. The purchase price per Class B Unit was $35.42, the closing price of the Class A Shares on September 9, 2024.

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

We incurred approximately $2.4 million of costs directly attributable to the repurchase transactions that were charged to equity (nine months ended September 30, 2023: $2.5 million).

As a result of the equity offering and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $329.8 million (nine months ended September 30, 2023: $177.7 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Hess, we exercised our renewal options to extend each of these commercial agreements for one additional 10-year term (“Secondary Term”) effective January 1, 2024 through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining gathering sub-system, the Secondary Term is 5 years, and for the water services agreements the Secondary Term is 10 years, and we have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee will be adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee will ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At September 30, 2024, deferred revenue included in Accrued liabilities in the accompanying consolidated balance sheet was $1.3 million (December 31, 2023: none).

Revenues attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements, for the three and nine months ended September 30, 2024 were 98% for both periods, compared with approximately 100% of revenues for the three and nine months ended September 30, 2023. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Affiliate services
Oil and gas gathering services	$171.0	$170.5	$495.6	$467.8
Processing and storage services	140.8	132.2	411.4	367.6
Terminaling and export services	28.9	31.8	85.9	83.2
Water gathering and disposal services	30.7	26.8	86.4	68.0
Total affiliate services	$371.4	$361.3	$1,079.3	$986.6
Third-party services	6.2	1.2	17.6	3.7
Total revenues from contracts with customers	$377.6	$362.5	$1,096.9	$990.3
Other income	0.9	0.6	2.7	1.8
Total revenues	$378.5	$363.1	$1,099.6	$992.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Electricity and other related fees	$13.6	$13.0	$40.6	$35.5
Produced water trucking and disposal costs	11.2	12.1	30.5	29.1
Rail transportation costs	-	-	-	(3.4)
Total	$24.8	$25.1	$71.1	$61.2

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2024 and 2023, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Operating and maintenance expenses	$21.0	$18.7	$60.6	$56.1
General and administrative expenses	3.9	4.0	10.9	11.7
Total	$24.9	$22.7	$71.5	$67.8

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2024 and 2023, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Processing fee incurred	$8.4	$6.9	$23.8	$17.7
Earnings from equity investments	3.7	2.0	10.1	5.3
Distributions received from equity investments	4.4	3.4	11.8	7.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2024	December 31, 2023
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,770.3	$1,703.7
Compressors, pumping stations and terminals	22 to 25 years	1,098.6	1,026.4
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	434.9	424.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.2	409.2
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	38.4	28.0
Construction-in-progress	N/A	190.8	136.3
Total property, plant and equipment, at cost		5,032.6	4,818.7
Accumulated depreciation		(1,740.8)	(1,589.5)
Property, plant and equipment, net		$3,291.8	$3,229.2

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2024	December 31, 2023
(in millions)
Accrued interest	$43.5	$35.8
Accrued capital expenditures	26.4	42.9
Other accruals	33.7	27.2
Total	$103.6	$105.9

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

As of September 30, 2024, the Partnership had:

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2024, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of September 30, 2024, borrowings of $30.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $390.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2024, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At September 30, 2024, our total debt had a carrying value of $3,489.8 million and had a fair value of approximately $3,497.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2024, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023	November 2, 2023	November 14, 2023	$0.6175
Fourth Quarter 2023	February 8, 2024	February 14, 2024	$0.6343
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024	August 8, 2024	August 14, 2024	$0.6677
Third Quarter 2024(1)	November 7, 2024	November 14, 2024	$0.6846

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$164.7	$164.8	$486.9	$454.9
Less: Net income attributable to noncontrolling interest	106.1	129.5	334.2	373.8
Net income attributable to Hess Midstream LP	58.6	35.3	152.7	81.1
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.63	$0.57	$1.82	$1.56
Diluted:	$0.63	$0.57	$1.82	$1.54
Weighted average Class A shares outstanding:
Basic:	93.0	62.5	84.0	52.2
Diluted:	93.0	62.5	84.0	52.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2024 the weighted average number of Class A Shares outstanding included 30,413 and 29,566 dilutive restricted shares, respectively, compared with 34,752 and 38,319 dilutive restricted shares for the three and nine months ended September 30, 2023, respectively.

Note 9. Concentration of Credit Risk

As of September 30, 2024 and December 31, 2023, Hess and its affiliates represented 97% and 98%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the three and nine months ended September 30, 2024 were 98% for both periods, compared with approximately 100% of revenues for the three and nine months ended September 30, 2023.

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

As of September 30, 2024 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $2.2 million and $2.7 million, respectively, compared with $1.7 million and $5.3 million, respectively, as of December 31, 2023.

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

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of September 30, 2024 and December 31, 2023, we did not have material accrued liabilities for legal contingencies.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2024
Revenues and other income	$203.5	$145.1	$29.9	$378.5	$-	$378.5
Operating and maintenance expenses (exclusive of depreciation shown separately below)	51.3	30.3	7.4	89.0	-	89.0
Depreciation expense	32.2	15.0	4.3	51.5	-	51.5
General and administrative expenses	2.4	1.2	0.3	3.9	2.4	6.3
Income from equity investments	-	3.7	-	3.7	-	3.7
Interest expense, net	-	-	-	-	51.8	51.8
Income tax expense	-	-	-	-	18.9	18.9
Adjusted EBITDA	149.8	117.3	22.2	289.3
Capital expenditures	93.3	3.0	-	96.3

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2023
Revenues and other income	$197.5	$133.2	$32.4	$363.1	$-	$363.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	52.5	26.7	10.2	89.4	-	89.4
Depreciation expense	28.9	14.5	4.3	47.7	-	47.7
General and administrative expenses	2.5	1.2	0.3	4.0	2.0	6.0
Income from equity investments	-	2.0	-	2.0	-	2.0
Interest expense, net	-	-	-	-	45.8	45.8
Income tax expense	-	-	-	-	11.4	11.4
Adjusted EBITDA	142.5	107.3	21.9	271.7
Capital expenditures	60.3	4.2	-	64.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2024
Revenues and other income	$587.1	$423.7	$88.8	$1,099.6	$-	$1,099.6
Operating and maintenance expenses (exclusive of depreciation shown separately below)	148.4	82.8	23.4	254.6	-	254.6
Depreciation expense	94.5	44.3	13.0	151.8	-	151.8
General and administrative expenses	6.8	3.4	0.7	10.9	6.3	17.2
Income from equity investments	-	10.1	-	10.1	-	10.1
Interest expense, net	-	-	-	-	150.0	150.0
Income tax expense	-	-	-	-	49.2	49.2
Adjusted EBITDA	431.9	347.6	64.7	844.2
Capital expenditures	194.5	9.6	0.1	204.2

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2023
Revenues and other income	$536.7	$370.4	$85.0	$992.1	$-	$992.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	134.7	70.7	19.6	225.0	-	225.0
Depreciation expense	85.9	43.5	12.7	142.1	-	142.1
General and administrative expenses	7.4	3.5	0.8	11.7	6.5	18.2
Income from equity investments	-	5.3	-	5.3	-	5.3
Interest expense, net	-	-	-	-	131.2	131.2
Income tax expense	-	-	-	-	26.0	26.0
Adjusted EBITDA	394.6	301.5	64.6	760.7
Capital expenditures	156.1	7.8	10.0	173.9

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$289.3	$271.7	$844.2	$760.7
Less:
Depreciation expense	51.5	47.7	151.8	142.1
Unallocated general and administrative expenses	2.4	2.0	6.3	6.5
Interest expense, net	51.8	45.8	150.0	131.2
Income before income tax expense	$183.6	$176.2	$536.1	$480.9

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	September 30, 2024	December 31, 2023
(in millions)
Gathering	$2,254.9	$2,138.6
Processing and Storage(1)	1,017.8	1,048.4
Terminaling and Export	251.8	264.4
Total reportable segments assets	3,524.5	3,451.4
Interest and Other	622.4	338.1
Total consolidated assets	$4,146.9	$3,789.5

(1) Includes investment in equity investees of $88.5 million as of September 30, 2024 and $90.2 million as of December 31, 2023.

Note 12. Subsequent Events

On October 28, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.6846 per Class A Share for the quarter ended September 30, 2024. The distribution represents an increase of $0.0169 per Class A Share for the third quarter of 2024 as compared with the second quarter of 2024. The distribution will be payable on November 14, 2024, to shareholders of record as of the close of business on November 7, 2024. Simultaneously, the Partnership will make a distribution of $0.6846 per Class B Unit of the Partnership to the Sponsors.

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

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares representing limited partner interests in the Company (“Class A Shares”), inclusive of the underwriter’s option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share. GIP received net proceeds from the offering of approximately $377.5 million. On May 31, 2024, GIP sold an aggregate of 10,000,000 of our Class A Shares in an underwritten public offering at a price to the underwriter of $34.025 per Class A Share. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A shares at the same price per Class A share, which was exercised in full on June 3, 2024. GIP received net proceeds from the offering of approximately $391.3 million. On September 20, 2024, GIP sold an aggregate of 12,650,000 of our Class A shares, inclusive of the underwriter’s option to purchase up to 1,650,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $35.12 per Class A Share. GIP received net proceeds from the offering of approximately $444.3 million. The Company did not receive any proceeds from the offering transactions. The offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors.

On March 14, 2024, the Partnership purchased directly from the Sponsors 2,816,901 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100 million. The purchase price per Class B Unit was $35.50, the closing price of the Class A shares on March 11, 2024. On June 26, 2024, the Partnership, purchased directly from the Sponsors 2,724,052 Class B Units for an aggregate purchase price of approximately $100.0 million. The purchase price per Class B Unit was $36.71, the closing price of the Class A Shares on June 24, 2024. On September 11, 2024, the Partnership, purchased directly from the Sponsors 2,823,262 Class B Units for an aggregate purchase price of approximately $100.0 million. The purchase price per Class B Unit was $35.42, the closing price of the Class A Shares on September 9, 2024. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility and cash on hand.

As a result of the equity offerings and unit repurchase transactions described above, our public ownership increased from approximately 29.8% at December 31, 2023, to approximately 47.3% at September 30, 2024, on a consolidated basis.

We utilized the excess free cash flow beyond our growing distributions to provide increased return of capital to our shareholders through an immediate increase in our quarterly distribution level per Class A Share in each of the first three quarters of 2024, which, on an annualized basis, is significantly above our target of at least 5% growth in annual distributions per Class A Share through 2026.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2024 included:

•
Consolidated net income of $164.7 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $58.6 million, or $0.63 basic earnings per Class A Share;
•
Net cash provided by operating activities of $224.9 million;
•
Adjusted EBITDA of $286.9 million;
•
Cash distribution of $0.6846 per Class A Share declared on October 28, 2024, an increase of $0.0169 per Class A Share for the third quarter of 2024 as compared with the second quarter of 2024.

Revenues and other income in the third quarter of 2024 were $378.5 million compared with $363.1 million in the prior‑year quarter. Third quarter 2024 revenues and other income were up $15.4 million compared with the prior-year quarter primarily due to higher physical volumes. Total operating costs and expenses in the third quarter of 2024 were $146.8 million, compared with $143.1 million in the prior-year quarter, primarily attributable to higher depreciation expense for additional assets placed in service. Interest expense, net of interest income, in the third quarter of 2024 was $51.8 million, up from $45.8 million in the prior-year quarter, primarily attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, partially offset by lower interest on lower borrowings under our revolving credit facility. Income tax expense increased $7.5 million resulting from ownership changes following secondary equity offering and Class B Unit repurchase transactions. As a result, consolidated net income decreased $0.1 million and Adjusted EBITDA increased $17.2 million for the third quarter of 2024 compared with the third quarter of 2023.

Throughput volumes increased 9% for gas gathering, crude oil gathering and gas processing in the third quarter of 2024 compared with the third quarter of 2023, primarily due to higher production and higher gas capture. Throughput volumes decreased 5% for terminaling in the third quarter of 2024 compared with the third quarter of 2023, primarily due to lower third-party volumes. Water gathering volumes increased 29%, reflecting higher crude oil production and increased utilization of our water gathering infrastructure.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Results of operations for the three months ended September 30, 2024 and 2023 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$201.7	$140.8	$28.9	$-	$371.4
Third-party services	1.8	4.3	0.1	-	6.2
Other income	-	-	0.9	-	0.9
Total revenues	203.5	145.1	29.9	-	378.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	51.3	30.3	7.4	-	89.0
Depreciation expense	32.2	15.0	4.3	-	51.5
General and administrative expenses	2.4	1.2	0.3	2.4	6.3
Total operating costs and expenses	85.9	46.5	12.0	2.4	146.8
Income (loss) from operations	117.6	98.6	17.9	(2.4)	231.7
Income from equity investments	-	3.7	-	-	3.7
Interest expense, net	-	-	-	51.8	51.8
Income (loss) before income tax expense	117.6	102.3	17.9	(54.2)	183.6
Income tax expense	-	-	-	18.9	18.9
Net income (loss)	117.6	102.3	17.9	(73.1)	164.7
Less: Net income (loss) attributable to noncontrolling interest	68.0	59.0	10.5	(31.4)	106.1
Net income (loss) attributable to Hess Midstream LP	$49.6	$43.3	$7.4	$(41.7)	$58.6

Throughput volumes
Gas gathering (MMcf/d)(1)	442				442
Crude oil gathering (MBbl/d)(2)	116				116
Gas processing (MMcf/d)(1)		419			419
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	128				128

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$197.3	$132.2	$31.8	$-	$361.3
Third-party services	0.2	1.0	-	-	1.2
Other income	-	-	0.6	-	0.6
Total revenues	197.5	133.2	32.4	-	363.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	52.5	26.7	10.2	-	89.4
Depreciation expense	28.9	14.5	4.3	-	47.7
General and administrative expenses	2.5	1.2	0.3	2.0	6.0
Total operating costs and expenses	83.9	42.4	14.8	2.0	143.1
Income (loss) from operations	113.6	90.8	17.6	(2.0)	220.0
Income from equity investments	-	2.0	-	-	2.0
Interest expense, net	-	-	-	45.8	45.8
Income (loss) before income tax expense	113.6	92.8	17.6	(47.8)	176.2
Income tax expense	-	-	-	11.4	11.4
Net income (loss)	113.6	92.8	17.6	(59.2)	164.8
Less: Net income (loss) attributable to noncontrolling interest	83.6	68.3	12.8	(35.2)	129.5
Net income (loss) attributable to Hess Midstream LP	$30.0	$24.5	$4.8	$(24.0)	$35.3

Throughput volumes
Gas gathering (MMcf/d)(1)	404				404
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		386			386
Crude oil terminaling (MBbl/d)(2)			129		129
NGL loading (MBbl/d)(2)			13		13
Water gathering (MBbl/d)(2)	99				99

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $6.0 million in the third quarter of 2024 compared to the third quarter of 2023, of which $7.8 million is attributable to higher gas gathering volumes that were above MVCs in the third quarter of 2024 and 2023, $4.8 million is attributable to higher water gathering and disposal revenue, $1.6 million is attributable to services provided directly to third parties, $0.3 million is attributable to higher pass‑through revenue, and $0.2 million is attributable to higher crude oil gathering volumes that were above MVCs in the third quarter of 2024 and 2023. These revenue increases were partially offset by $8.7 million attributable to lower tariff rates.

Operating and maintenance expenses decreased $1.2 million, of which $3.5 million is attributable to lower costs related to the produced water release remediation reserve, partially offset by $1.9 million attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements and $0.4 million attributable to all other costs. Depreciation expense increased $3.3 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $11.9 million in the third quarter of 2024 compared to the third quarter of 2023, of which $5.5 million is attributable to higher gas processing volumes that were above MVCs in the third quarter of 2024 and 2023, $3.7 million is attributable to higher tariff rates and $3.3 million is attributable to services provided directly to third parties. These revenue increases were partially offset by $0.6 million attributable to lower pass-through revenue.

Operating and maintenance expenses increased $3.6 million, of which $2.4 million is attributable to higher third-party processing fees and $1.5 million is attributable to higher maintenance activity, slightly offset by $0.3 million attributable to lower other costs.

Income from equity investments increased $1.7 million in the third quarter of 2024 compared to the third quarter of 2023 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income decreased $2.5 million in the third quarter of 2024 compared to the third quarter of 2023, of which $2.0 million is attributable to lower tariff rates and $0.9 million is attributable to lower crude oil terminaling volumes that were above MVCs in the third quarter of 2024 and 2023. These revenue decreases were partially offset by $0.4 million attributable to other income and services provided directly to third parties.

Operating and maintenance expenses decreased $2.8 million in the third quarter of 2024 compared to the third quarter of 2023, primarily attributable to the rail car recertification program.

Interest and Other

Interest expense, net of interest income, increased $6.0 million in the third quarter of 2024 compared to the third quarter of 2023, of which $9.8 million is attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024, partially offset by $3.2 million attributable to lower interest on lower borrowings under our revolving credit facility and $0.6 million higher interest income. Income tax expense increased $7.5 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2023 and 2024.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Results of operations for the nine months ended September 30, 2024 and 2023 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$582.0	$411.4	$85.9	$-	$1,079.3
Third-party services	5.1	12.3	0.2	-	17.6
Other income	-	-	2.7	-	2.7
Total revenues	587.1	423.7	88.8	-	1,099.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	148.4	82.8	23.4	-	254.6
Depreciation expense	94.5	44.3	13.0	-	151.8
General and administrative expenses	6.8	3.4	0.7	6.3	17.2
Total operating costs and expenses	249.7	130.5	37.1	6.3	423.6
Income (loss) from operations	337.4	293.2	51.7	(6.3)	676.0
Income from equity investments	-	10.1	-	-	10.1
Interest expense, net	-	-	-	150.0	150.0
Income (loss) before income tax expense	337.4	303.3	51.7	(156.3)	536.1
Income tax expense	-	-	-	49.2	49.2
Net income (loss)	337.4	303.3	51.7	(205.5)	486.9
Less: Net income (loss) attributable to noncontrolling interest	210.1	189.1	32.3	(97.3)	334.2
Net income (loss) attributable to Hess Midstream LP	$127.3	$114.2	$19.4	$(108.2)	$152.7

Throughput volumes
Gas gathering (MMcf/d)(1)	429				429
Crude oil gathering (MBbl/d)(2)	112				112
Gas processing (MMcf/d)(1)		410			410
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	123				123

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$535.8	$367.6	$83.2	$-	$986.6
Third-party services	0.9	2.8	-	-	3.7
Other income	-	-	1.8	-	1.8
Total revenues	536.7	370.4	85.0	-	992.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	134.7	70.7	19.6	-	225.0
Depreciation expense	85.9	43.5	12.7	-	142.1
General and administrative expenses	7.4	3.5	0.8	6.5	18.2
Total operating costs and expenses	228.0	117.7	33.1	6.5	385.3
Income (loss) from operations	308.7	252.7	51.9	(6.5)	606.8
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	131.2	131.2
Income (loss) before income tax expense	308.7	258.0	51.9	(137.7)	480.9
Income tax expense	-	-	-	26.0	26.0
Net income (loss)	308.7	258.0	51.9	(163.7)	454.9
Less: Net income (loss) attributable to noncontrolling interest	240.0	200.7	40.4	(107.3)	373.8
Net income (loss) attributable to Hess Midstream LP	$68.7	$57.3	$11.5	$(56.4)	$81.1

Throughput volumes
Gas gathering (MMcf/d)(1)	373				373
Crude oil gathering (MBbl/d)(2)	98				98
Gas processing (MMcf/d)(1)		361			361
Crude oil terminaling (MBbl/d)(2)			114		114
NGL loading (MBbl/d)(2)			11		11
Water gathering (MBbl/d)(2)	89				89

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $50.4 million in the first nine months of 2024 compared to the first nine months of 2023, of which $39.3 million is attributable to higher gas gathering volumes that were above MVCs in the first nine months of 2024 and 2023, $17.0 million is attributable to higher water gathering and disposal revenue, $7.7 million is attributable to higher pass‑through revenue, and $7.6 million is attributable to higher crude oil gathering volumes that were above MVCs in the first nine months of 2024 and above MVC levels of the first nine months of 2023. Additionally, $4.2 million of the increase is attributable to services provided directly to third parties. These revenue increases were partially offset by $25.4 million primarily attributable to lower crude oil tariff rates.

Operating and maintenance expenses increased $13.7 million in the first nine months of 2024 compared to the first nine months of 2023, of which $7.7 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $5.1 million is attributable to compressor stations overhauls and other maintenance activities, and $4.2 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. These increases were partially offset by $3.3 million attributable to lower costs related to the produced water release remediation reserve. Depreciation expense increased $8.6 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $53.3 million in the first nine months of 2024 compared to the first nine months of 2023, of which $34.5 million is attributable to higher gas processing volumes that were above MVCs in the first nine months of 2024 and 2023, $10.5 million is attributable to higher tariff rates, and $9.5 million is attributable to services provided directly to third parties, slightly offset by $1.2 million lower pass-through revenue.

Operating and maintenance expenses increased $12.1 million in the first nine months of 2024 compared to the first nine months of 2023, of which $7.2 million is attributable to higher third-party processing fees, $5.4 million is attributable to higher maintenance activity, and $0.7 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements, slightly offset by $1.2 million lower pass-through costs.

Income from equity investments increased $4.8 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $3.8 million in the first nine months of 2024 compared to the first nine months of 2023, of which $4.7 million is attributable to higher crude oil terminaling volumes that were above MVCs in the first nine months of 2024 and above MVC levels of the first nine months of 2023, $3.4 million is attributable to pass-through revenue, and $1.1 million is attributable to other income and services provided directly to third parties. These revenue increases were partially offset by $5.4 million attributable to lower tariff rates.

Operating and maintenance expenses increased $3.8 million in the first nine months of 2024 compared to the first nine months of 2023, of which $3.4 million is attributable to rail transportation pass-through costs and $0.4 million is attributable to all other costs.

Interest and Other

Interest expense, net of interest income, increased $18.8 million in the first nine months of 2024 compared to the first nine months of 2023, of which $15.3 million is attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024 and $4.7 million is attributable to higher interest on our credit facilities due to higher interest rates, partially offset by lower borrowings under our revolving credit facility. These increases were further offset by $1.2 million higher interest income. Income tax expense increased $23.2 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2023 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income:
Net income	$164.7	$164.8	$486.9	$454.9
Plus:
Depreciation expense	51.5	47.7	151.8	142.1
Interest expense, net	51.8	45.8	150.0	131.2
Income tax expense	18.9	11.4	49.2	26.0
Adjusted EBITDA	$286.9	$269.7	$837.9	$754.2

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$224.9	$215.5	$681.8	$618.8
Changes in assets and liabilities	14.0	12.2	15.7	14.3
Amortization of deferred financing costs	(2.6)	(2.1)	(7.0)	(6.3)
Interest expense, net	51.8	45.8	150.0	131.2
Distribution from equity investments	(4.4)	(3.4)	(11.8)	(7.8)
Income from equity investments	3.7	2.0	10.1	5.3
Other	(0.5)	(0.3)	(0.9)	(1.3)
Adjusted EBITDA	$286.9	$269.7	$837.9	$754.2

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 28, 2024, we declared a quarterly cash distribution of $0.6846 per Class A Share, to be paid on November 14, 2024 to shareholders of record on November 7, 2024. Simultaneously, the Partnership will make a distribution of $0.6846 per Class B Unit of the Partnership to the Sponsors.

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

As of September 30, 2024, the Partnership had:

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio does not exceed 4.25 to 1.00. As of September 30, 2024, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Credit Facilities

As of September 30, 2024, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of September 30, 2024, borrowings of $30.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $390.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2024, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $63.0 million for the nine months ended September 30, 2024, compared to the same period in 2023. The change in operating cash flows resulted primarily from an increase in revenues and other income of $107.5 million, an increase in distributions received from equity investments of $4.0 million, partially offset by an increase in expenses, other than depreciation and other non-cash gains and losses of $47.0 million, and an increase in cash used by changes in working capital of $1.5 million.

Investing Activities. Net cash used in investing activities increased $51.0 million for the nine months ended September 30, 2024, compared to the same period in 2023 driven by higher payments for additions to property, plant, and equipment primarily related to our compression capacity and related pipeline infrastructure expansion program.

Financing Activities. Net cash used in financing activities increased $7.3 million for the nine months ended September 30, 2024, compared to the same period in 2023. In the first nine months of 2024, we received proceeds of $590.5 million, net of financing costs, from our issuance of $600.0 million aggregate principal amount of 6.500% fixed-rate senior unsecured notes, that we used to reduce indebtedness outstanding under our revolving credit facility and for general corporate purposes. In the first nine months of 2024, we repaid $317.5 million of net borrowings under our Credit Facilities compared to $258.0 million net proceeds from borrowings under our Credit Facilities during the same period in 2023. In addition, in the first nine months of 2024, we paid higher distributions to shareholders and noncontrolling interests of $21.7 million and paid higher transaction costs of $0.6 million as compared to the same period in 2023.

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

PART I – FINANCIAL INFORMATION (CONT’D)

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2024	2023
(in millions)
Total capital expenditures	204.2	173.9
(Increase) decrease in accrued capital expenditures	16.5	(4.8)
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(9.7)	(9.1)
Additions to property, plant and equipment	$211.0	$160.0

Capital expenditures in 2024 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related pipeline infrastructure to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025. Capital expenditures in 2023 were also attributable to continued expansion of our compression capacity and related pipeline infrastructure.

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
o
Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period following consummation of the Merger;
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
o
the receipt of required Chevron board of directors’ authorizations to implement capital allocation strategies, including future dividend payments;
o
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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2024, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2024, our total debt had a carrying value of $3,489.8 million and a fair value of approximately $3,497.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $86.2 million or $80.9 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2023 Annual Report.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2024, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2024.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

.	Exhibits

10.1

Repurchase Agreement, dated as of September 9, 2024, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024)

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

Date: November 6, 2024