Form 10-K
period 2024-12-31
Hess Midstream LP
filed 2025-02-27
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Class A shares held by non‑affiliates of the registrant amount to $3.3 billion, computed using the outstanding Class A shares and closing market price on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

116,736,900 Class A shares representing limited partner interests in the registrant were outstanding as of February 19, 2025.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our maintenance or expansion projects; our projected budget and capital expenditures and the impact of such expenditures on our performance; future economic and market conditions in the oil and gas industry; expected timing and completion of Hess’ proposed merger with Chevron Corporation (“Chevron”); and information about sustainability goals and targets and planned social, safety environmental policies, programs and initiatives.

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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ proposed merger with Chevron, including the following:
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

Prior to December 16, 2019, we were indirectly controlled by Hess Infrastructure Partners GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”). HIP was originally formed in 2015 as a 50/50 joint venture between Hess and Global Infrastructure Partners, a part of BlackRock (“GIP” and, together with Hess, the “Sponsors”). On April 10, 2017, we completed an initial public offering (“IPO”) as a master limited partnership, pursuant to which HIP contributed to the Partnership a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP; (ii) Hess TGP Operations LP; and (iii) Hess North Dakota Export Logistics Operations LP (collectively, the “Joint Interest Assets”) and a 100% interest in Hess Mentor Storage Holdings LLC. HIP owned the remaining 80% economic interest in the Joint Interest Assets, a 100% interest in certain other businesses, including Hess’ Bakken water services business (“Hess Water Services”), which it acquired from Hess on March 1, 2019, and a 100% interest in Hess Midstream Partners GP LP (“MLP GP LP”), which held all of the Partnership’s outstanding incentive distribution rights and the general partner interest in the Partnership, and controlled the Partnership.

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

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Chevron Merger. Hess Guyana Exploration Limited (“HGEL”), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the “Stabroek ROFR”) contained in the operating agreement among HGEL and affiliates of Exxon Mobil Corporation and China National Offshore Oil Corporation. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Chevron Merger has been scheduled for May 2025, with a decision expected in the third quarter. Hess cannot predict the date on which the Chevron Merger will be completed because it is subject to conditions beyond Hess’ control, including the outcome of the arbitration. If the Chevron Merger is completed, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

At December 31, 2024:

•
the Sponsors and their respective affiliates held, in the aggregate, 898,000 Class A shares in the Company, all of the Class B units representing noncontrolling limited partner interests in the Partnership, a 100% interest in the general partner of the Company and, through their ownership of the general partner, continued to have the right to elect the entire board of directors;
•
the Company held a 47.7% controlling interest in the Partnership and the Sponsors held a 52.3% noncontrolling economic interest in the Partnership;
•
public limited partners held a 47.3% voting interest and a 99.1% economic interest in the Company, which represents an indirect 47.3% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held a 52.7% voting interest and a 0.9% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 52.7% economic interest in the Partnership. See Organizational Structure.

See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions and Note 8, Partners’ Capital and Distributions for further details.

LM4 Joint Venture

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. (“Targa”) to construct a new 200 MMcf/d gas processing plant called Little Missouri 4 (“LM4”). LM4 was placed in service in 2019. Targa is the operator of the plant.

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

Organizational Structure

The following chart summarizes our corporate structure at December 31, 2024.

Hess Corporation and Affiliates (NYSE: HES)
Global Infrastructure Partners and Affiliates
50% ownership interest
50% ownership interest
Hess Infrastructure Partners GP LLC
100% ownership interest
Hess Midstream GP LLC
0% general partner interest
Hess Midstream GP LP (our general partner)
Public
0% general partner interest
898,000 Class A Shares
63,883,078 Class B Shares
103,188,900 Class A Shares
50,044,148 Class B Shares
Hess Midstream LP (NYSE: HESM) (the Company)
81,985,687 Class B Units
31,941,539 Class B Units
104,086,900 Class A Units
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

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, and third‑party pipeline facilities. This gathering system consists of approximately 1,415 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 675 MMcf/d. The system has an aggregate compression capacity of approximately 530 MMcf/d, including approximately 50 MMcf/d of net compression capacity added in 2024. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

Crude Oil Gathering

A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The crude oil gathering system consists of approximately 590 miles of crude oil gathering pipelines with a current capacity of up to approximately 290 MBbl/d.

Included within our crude oil gathering system is our Hawkeye Oil Facility, which is a crude oil pumping and truck unloading facility located in McKenzie County, North Dakota. The Hawkeye Oil Facility entered into service in 2017. The facility receives crude oil through pipeline and truck deliveries from Hess and third parties and transports it by pipeline to the Johnson’s Corner Header System. Total receipt capacity of the facility is approximately 75 MBbl/d, which can be filled solely through our crude oil gathering system or through a combination of our crude oil gathering system and truck unloading bays. The facility has six truck unloading bays with an aggregate capacity of approximately 30 MBbl/d. The facility has a redelivery capability of approximately 75 MBbl/d through a pipeline system connected to Hess Midstream’s crude oil export terminals. The facility also has two crude oil storage tanks with a combined working storage capacity of approximately 10 MBbls. Our gathering system capacity can be increased through the installation of additional pumping equipment.

Produced Water Gathering and Disposal

A produced water gathering system located primarily in Williams and Mountrail counties, North Dakota that transports produced water from well sites by approximately 330 miles of pipelines in gathering systems or by third-party trucking to water handling facilities for disposal. As of December 31, 2024, we had 12 water handling and disposal facilities in service, with a combined permitted disposal capacity of 180 MBbl/d. These water handling and disposal facilities are owned and operated by Hess Water Services and primarily service the water pipeline gathering systems. We also transport produced water to 13 water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of approximately 180 MBbl/d.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,415 miles	675 MMcf/d	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	530 MMcf/d
Crude oil gathering pipelines	Crude oil	Crude oil gathering	590 miles	290 MBbl/d (1)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson’s Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d
Water gathering pipelines	Water	Produced water gathering	330 miles	265 MBbl/d	Upstream: Hess and third-party wells Downstream: Hess and third-party water disposal facilities
Water disposal facilities	Water	Produced water disposal	-	180 MBbl/d

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2024, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

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

The following table sets forth certain information regarding our terminaling and export assets, which operate under a long‑term, fee‑based commercial agreement with Hess:

Terminaling and Export Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Ramberg Terminal Facility	Crude oil	Truck unloading bays; pipeline connections	285 MBbl/d (1)	40 MBbls (2)	Upstream: Crude oil gathering system Downstream: Tioga Rail Terminal connection; third-party long-haul pipelines
Tioga Rail Terminal	Crude oil NGLs	Dual loop Ladder track	140 MBbl/d 30 MBbl/d	290 MBbls (3)	Upstream: Crude oil gathering system; Tioga Gas Plant; Ramberg Terminal Facility Downstream: BNSF Railway
Crude oil rail cars	Crude oil	Rail cars (4)	32 MBbl/d (5)	-
Johnson’s Corner Header System	Crude oil	Pipeline connections	100 MBbl/d (6)	-	Upstream: Crude oil gathering system; third-party gathering systems Downstream: Third-party long-haul pipelines
Other DAPL Connections	Crude oil	Pipeline connections	120 MBbl/d (7)	-	Upstream: Crude oil gathering systems; third-party gathering systems Downstream: Third-party long-haul pipeline

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
(5)
For the year ended December 31, 2024, the average round‑trip duration was approximately 11 days and, based on this, the aggregate working capacity of our crude oil rail cars was approximately 32 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.
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

Year 2023 was the final year of the annual rate redetermination process for the majority of our systems. At the end of 2023, the base rate for 2024 was set based on the average of the tariff rates from the years 2021 through 2023, adjusted for inflation, as described above. Rates will then be adjusted each year based on an inflation escalator, as described above. For our terminaling and water gathering systems, the rates continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs continue to provide downside protection through 2033.

We believe these commercial agreements provide us with stable and predictable cash flows, an element of downside risk protection and minimal direct exposure to commodity price fluctuations.

The following table sets forth additional information regarding Hess’ MVCs:

	Hess Minimum Volume Commitment(1)
Agreement	2025	2026	2027
Gas Gathering Agreement - MMcf/d of gas	382	418	418(4)
Crude Oil Gathering Agreement - MBbl/d of crude oil	103	110	112
Gas Processing and Fractionation Agreement - MMcf/d of gas	364	396	404(4)
Terminaling and Export Services Agreement(2) - MBbl/d of crude oil	111	118	124
Water Services Agreement(3) - MBbl/d of water	104	102	98

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
(4)
Includes the impact of planned regulatory inspections and maintenance at the Tioga Gas Plant of approximately 10 MMcf/d.

For the year ended December 31, 2024, 98% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Our gas gathering and gas processing revenues comprised 77% of total affiliate revenues, excluding affiliate pass-through revenues. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Regulation of Our Operations

Environmental Regulation

General

Our operations are subject to extensive and frequently‑changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our capital expenditures and net income, we believe they do not currently affect our competitive position. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, noncompliance with environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or bans or delays in the construction of additional facilities or equipment. While we are confident in our compliance with current environmental laws and regulations, we acknowledge the potential for policy shifts that could impact our operations. On January 20, 2025, President Trump issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the United States, including the revocation of approximately 80 Biden administration-era executive orders related to public health, the environment, climate change and climate-related financial risks. President Trump also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the Trump Administration’s changes to the environmental regulatory landscape in the United States is unknown at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers.

Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to clean up and remediate the release, comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such potential future impacts.

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

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation, and some regulatory bodies have proposed or passed climate-related laws, rules and/or regulations. These include requirements to report emissions of greenhouse gases to the Environmental Protection Agency (the “EPA”), or potentially in future public disclosures to the SEC, and state actions to develop and implement statewide or regional carbon reduction or climate-related disclosure programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess or disclosure of climate-related matters. For example, the SEC adopted a final rule in March 2024 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies; the rule is currently stayed pending litigation challenges. Additionally, California recently enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act (“SB 253”), Climate Related Financial Risk Act (“SB 261”) and Voluntary Carbon Market Disclosures Act (“AB 13015”), which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon offsets and/or carbon reduction claims. On September 27, 2024, Governor Gavin Newsom signed into law SB 219, which notably provided the California Air and Resources Board (“CARB”) an additional six months (until July 1, 2025, instead of January 1, 2025) to issue implementing regulations for SB 253 but left the reporting deadlines in both SB 253 and SB 261 unchanged. While these technical amendments provided covered entities with greater certainty around timing and when to expect implementation guidance, the delayed issuance of the substantive regulations themselves leaves reporting entities in a challenging situation where they are still obligated to report in 2026 but without clear regulations to guide them. Under the enforcement discretion letter, reporting entities now need only demonstrate a good faith effort to comply with the law when submitting their first report at a date in 2026, to be determined by CARB. Separately, on January 31, 2024, the U.S. Chamber of Commerce, the California Chamber of Commerce, and other business groups sued the State of California and CARB over SB 253 and SB 261 alleging that they were unconstitutional for violating the First Amendment. As of November 5, 2024, the U.S. District Court for the Central District of California denied the plaintiffs’ summary judgment motion, and the lawsuit has continued into the discovery phase. Legislation similar to California’s Climate Corporate Data Accountability Act is also under consideration in other states, including in New York, Washington and Illinois. Additionally, our customers or other business partners may require additional climate-related information from us if they are also subject to these or additional climate-related disclosure laws or regulations. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. Additionally, climate-related disclosure requirements will result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. These requirements may also significantly affect Hess’ Bakken operations and may have an indirect effect on our business, financial condition and results of operations. See “Risk Factors—Regulatory, Legal and Environmental Risks—Developments related to climate change including evolving laws and regulations could adversely affect us and our financial performance.”

Further, the EPA has new and proposed regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. Such rules and regulations have been proposed, amended and challenged, and finalized, including rules and regulations governing methane emissions from oil and natural gas production and natural gas processing and transmission facilities. In March 2024, the EPA published a final rule in the Federal Register to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. In addition, the Inflation Reduction Act of 2022 (“IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In November 2024, the EPA finalized a rule to implement Congress’ directive in the IRA to impose a fee on excess methane emissions from the oil and gas sector. Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted. With the change in U.S. presidential administration in January 2025, various other climate regulations launched under the Biden administration may also be scaled back.

In addition to recent and potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. The United States was one of almost 200 nations that, in December 2015 at the 21st Conference of the Parties on the UN Framework Convention on Climate Change (“COP21”), agreed to the Paris Agreement, an international climate change agreement reached in Paris, France that calls for countries to set their own emissions targets and be transparent about the measures each country will take to achieve its emissions targets through the establishment of nationally determined greenhouse gas emissions reduction goals. In November 2021, at the 26th Conference of the Parties on the UN Framework Convention on Climate Change (“COP26”) in Glasgow, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane emissions at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. Additionally, in December 2023 at the 28th Conference of the Parties on the UN Framework Convention on Climate Change (“COP28”) in Dubai, representatives from almost 200 countries agreed to take measures to contribute to global efforts to reduce the impacts of climate change, including by considering options to transition away from the use of fossil fuels in energy systems. Furthermore, in November 2024, at the 29th Conference of the Parties on the UN Framework Convention on Climate Change (“COP 29”) in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. More recently, however, on January 20, 2025, President Trump issued an executive order that initiated the process to withdraw the United States from the Paris Agreement, mandating the end of the United States’ financial commitments under the UN Framework Convention on Climate Change, and revoked the U.S. International Climate Finance Plan. Nevertheless, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement, and the withdrawal of the United States from the Paris Agreement may animate stronger actions by various other policymakers at the local, state, or regional levels.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include former and present owners or operators of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Additionally, emerging contaminants, like per- and polyfluoroalkyl substances (“PFAS”) such as perfluorooctanesulfonic acid (“PFOS”) and perfluorooctanoic acid (“PFOA”) compounds, have become subject to CERCLA regulation in addition to existing federal and state chemicals regulation, and PFAS has recently been regulated under the Toxic Substances Control Act (“TSCA”). Other emerging contaminants could also become subject to regulation under CERCLA, TSCA or comparable state laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial or regulatory compliance obligations upon us would not have a material adverse effect on our operations or financial position.

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

Hydrocarbon wastes. We currently own and lease, and Hess has in the past owned and leased, properties where hydrocarbons have been handled for many years. Although we have aimed to utilize operating and disposal practices that we believe were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and comparable state laws. Assuming liability is established under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform additional remedial activities to prevent further contamination.

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

Protected Species

The Endangered Species Act restricts and carries civil and criminal liability for activities that may affect threatened and endangered species or their habitats. At the federal level, the law is administered by the U.S. Fish and Wildlife Service and the Commerce Department’s National Marine Fisheries Service. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, and to bald and golden eagles under the Bald and Golden Eagle Protection Act. While some of our facilities are in areas that may be designated as habitat for protected species, we have not incurred any material costs to comply or restrictions on our operations. However, the discovery of previously unidentified endangered species or designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

Other Regulation

Rail Regulation

We work to ensure all of our rail cars in crude oil service meet the current U.S. Department of Transportation DOT‑117 standard applicable to “high hazard flammable trains”. The adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

Pipeline Regulation

The Federal Energy Regulatory Commission (“FERC”) has comprehensive regulatory authority over companies that transport natural gas in interstate commerce as well as jurisdiction over the interstate transportation of oil, NGLs and liquid hydrocarbons. While most of our facilities and operations are not subject to FERC jurisdiction, recent developments have increased the extent of FERC regulation of certain of them.

Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by FERC. Our natural gas facilities upstream of the Tioga Gas Plant (and upstream of the LM4 processing plant) meet the traditional tests FERC has used to establish whether a pipeline qualifies as “gathering” that is exempt from its jurisdiction under the NGA. Accordingly, we believe that none of those facilities or related operations are subject to FERC regulation under the NGA or the Natural Gas Policy Act (“NGPA”). In December 2024, FERC granted, subject to certain conditions, NGA certificates allowing us to transport natural gas in interstate commerce on the 60.5 mile North Dakota pipeline extending from the outlet of the Tioga Gas Plant to an interstate pipeline. Because our pipeline from the Tioga Plant will be used solely to transport gas owned by an affiliate, FERC granted the pipeline waivers from many of its regulatory requirements generally applicable to interstate pipelines, including “open access” requirements and various tariff and filing requirements. In that same order, FERC also confirmed the non-jurisdictional status of the Tioga Gas Plant and our gathering system upstream of the plant.

We believe that the crude oil and NGL pipelines in our gathering system similarly are not subject to FERC jurisdiction under the Interstate Commerce Act (“ICA”), because they do not provide transportation in interstate commerce. In July 2024, FERC granted our request for temporary waiver of ICA filing and reporting requirements for the transportation in interstate commerce of crude oil produced by an affiliate from production wells in McKenzie County, North Dakota to the affiliate’s leased storage tank at a storage hub in Williams County, North Dakota. The waiver was based on the fact that the pipeline’s affiliate will own all of the crude transported and that there was no demonstrated or likely third-party interest in shipping on the crude oil pipeline.

The FERC waivers from more extensive jurisdiction over both the natural gas pipeline from the Tioga Gas Plant and the referenced North Dakota crude oil pipeline were based on current facts; potential future changes in those facts could subject the pipelines to additional FERC regulation. In addition, the classification and regulation of our facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, NGPA, or ICA, or subject to additional regulation under those statutes with the elimination of the existing waivers, such a determination could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if we or any of our facilities were found to have violated the NGA or the NGPA, FERC has civil penalty authority to impose penalties for such violations of up to $1,584,648 per violation per day for 2025 (with annual inflation adjustments going forward), as well as disgorgement of profits associated with any violation.

In addition to FERC-regulation of interstate transportation, state regulation of gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint‑based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas, crude oil and NGLs for purchase, compression and sale.

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

States are largely preempted by federal law from regulating pipeline safety for interstate lines, but most states are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. Our internal review of our assets and operations revealed small pipelines or sections of facilities that may be subject to PHMSA regulation. PHMSA may initiate proceedings with respect to any non-compliance at a future date. Nevertheless, we do not expect these developments to have a material effect on our operations or revenues.

We inspect our pipelines to determine their condition and use the inspection information to evaluate appropriate preventative maintenance activities to validate line integrity and safety. Our inspections include the use of internal line inspection tools that provide information on the physical condition of our pipelines.

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

In October 2019, PHMSA started the rulemaking process for the three part Mega Rule, which focused on: the safety of gas transmission pipelines (the first part of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued the second part of the Mega Rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. In August 2022, PHMSA issued the third and final part of the Mega Rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. In October 2024, PHMSA issued a notice of proposed rulemaking recommending modernizing and simplifying the hazardous material regulations, enhancing safety standards across rail, highway, and vessel transportation while also providing $100 million in annual cost savings for businesses and consumers. The costs to comply with these rules are not expected to be material to our overall financial results.

Security

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

We work to maintain satisfactory permits and/or title to all our rights-of-way and satisfactory title to all of our assets.

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

Human Capital Resources

We are managed by the board of directors and executive officers of Hess Midstream GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations and has entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which Hess and its subsidiaries make available the services of their employees in exchange for a fee. As a result, all of the employees that conduct our business are employed by affiliates of our general partner including Hess. Hess is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business. As of December 31, 2024, Hess Midstream GP LLC and its affiliates had approximately 220 full‑time employee equivalents supporting our operations, including employees in the field performing services and support staff from other offices.

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
•
Hess has and may become subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Hess, could adversely affect our business, financial condition and operating results.
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

Regulatory, Legal and Environmental Risks

•
Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and health and safety, including those relating to pipeline integrity, and may become subject to additional FERC regulation.
•
Evolving environmental laws and regulations, including on crude oil stabilization, transportation, hydraulic fracturing and climate change, could have an adverse effect on our business.

•
Climate change and sustainability initiatives may adversely affect our business, including significant operational changes and expenditures, reduce demand for our services and an increase in our cost of capital.
•
We or Hess may be unable to obtain or renew permits or approvals necessary for our respective operations, including our produced water facilities.
•
Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand or limit our customers’ ability to develop new crude oil and natural gas wells.

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

For the year ended December 31, 2024, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues in the near term under multiple commercial agreements with Hess. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’ financial condition, results of operations or cash flows may adversely affect its ability to deliver its nominated volumes to us and our ability to sustain or increase cash distributions to our shareholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

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
•
Hess’ involvement in six claims in federal and state courts in North Dakota related to post-production deductions from royalty and working interest payments for various oil and gas processing and transportation related costs and expenses; and
•
disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by Hess or its business partners may materially impact Hess’ business and operations.

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

We and Hess must devote a portion of our cash flows from operating activities to service our respective indebtedness, and therefore cash flows may not be available for use in pursuing our and Hess’ growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2024, Hess had total consolidated indebtedness of approximately $8.6 billion, including our indebtedness of $3.5 billion, which is non‑recourse to Hess.

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

Furthermore, for the years ended December 31, 2024, 2023 and 2022, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. Following the completion of the Chevron Merger, our future prospects will depend upon Chevron’s business strategy for Hess. Additional conflicts may also arise in the future following the Chevron Merger associated with (i) the allocation of capital and the allocation of costs between legacy Chevron and legacy Hess, (ii) the relationship between Chevron and GIP and their respective affiliates, (iii) the amount of time devoted by the officers and directors of Chevron to its business in relation to us, (iv) future business opportunities that are pursued by Chevron, GIP and us, and (v) potential discrepancies between Chevron’s approach towards handling sustainability initiatives and Hess’ current approach.

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

Hess has and may become subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Hess as our primary customer and the 50% owner of our general partner, could adversely affect our business, financial condition and operating results.

Hess, Chevron and/or their respective directors and officers, including certain of Hess’ officers that serve as members of our board of directors, have and may become subject to lawsuits relating to the Chevron Merger. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While Hess will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could, because we are substantially dependent on Hess as our primary customer and 50% owner of our general partner, have an adverse effect on our business, financial condition and operating results.

Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our Class A Shares and our future business and financial results.

The completion of the Chevron Merger is subject to a number of conditions, including (i) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger, (ii) the absence of any order or law prohibiting consummation of the Chevron Merger, (iii) with respect to each party’s obligation to consummate the Chevron Merger, the performance by the other party of its respective obligations under the Chevron Merger Agreement in all material respects, and the accuracy of such other party’s representations and warranties in the Chevron Merger Agreement (subject to certain materiality qualifiers) and (iv) with respect to Hess’ obligation to consummate the Chevron Merger, the receipt by Hess of a tax opinion from legal counsel that the Chevron Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Additionally, HGEL is currently in arbitration relating to the applicability of the Stabroek ROFR contained in the operating agreement (the “Stabroek JOA”) among HGEL and affiliates of Exxon Mobil Corporation (“Exxon Mobil”) and China National Offshore Oil Corporation (“CNOOC”). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Chevron Merger has been scheduled for May 2025, with a decision expected in the third quarter. If the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the Chevron Merger, and if Chevron, Hess, Exxon Mobil and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the Chevron Merger Agreement, in which case the Chevron Merger would not close.

Further, subject to any then ongoing arbitration relating to the Stabroek JOA, either Chevron or Hess may terminate the Chevron Merger Agreement if the Chevron Merger has not been completed by April 22, 2025 (or October 22, 2025, if the applicable end date is extended pursuant to the Chevron Merger Agreement) or by such later date as the parties may mutually agree. In addition, the parties have agreed that in the event there is ongoing arbitration relating to the Stabroek ROFR at any time when the end date would otherwise occur, the end date will be automatically extended until the earlier of (i) the third business day following the determination of such arbitration and (ii) October 22, 2025 (or such later date as the parties may mutually agree). However, this right to terminate the Chevron Merger Agreement will not be available to any party whose failure to perform any obligation under the Chevron Merger Agreement has principally caused or resulted in the failure of the Chevron Merger to be consummated on or before that date.

There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed. The failure to satisfy all of the required conditions could delay the completion of the Chevron Merger for a significant period of time or prevent it from occurring at all. If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our Class A Shares and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

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

We generate substantially all of our revenues under fee‑based commercial agreements with Hess under which we are paid based on the volumes of crude oil, natural gas and NGLs that we handle and the ancillary services we provide, rather than the value of the commodities themselves. As a result, our operations and cash flows generally have minimal direct exposure to commodity price risk. While the initial term of our commercial agreements provides for an annual fee recalculation mechanism to target a return on capital deployed, the Secondary Term of our commercial agreements changes to an inflation-based fee structure, which may provide less downside risk protection. In addition, we may acquire or develop additional assets in the future or enter into transactions that have a greater exposure to fluctuations in commodity prices than our current operations. Our efforts to negotiate contractual arrangements to minimize our direct exposure to commodity price risk in the future may not be successful. Recent growing concerns about global economic growth, political instability, tariffs and escalations of trade disputes and inflation could have a significant adverse impact on global financial markets and commodity prices, which could reduce demand for our midstream services and affect the ability of our business partners, suppliers and customers to conduct business. Additionally, commodity prices have been significantly affected by geopolitical conflicts and wars, such as the ongoing war between Russia and Ukraine and the conflict between Israel and Hamas. Increased exposure to the volatility of crude oil, natural gas and NGL prices in the future could have a material adverse effect on our revenues and cash flow and our ability to make distributions to our shareholders.

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

We have a significant amount of consolidated indebtedness. As of December 31, 2024, we had $3,074.3 million carrying value of outstanding senior notes of the Partnership, $15.0 million carrying value of borrowings outstanding under the Partnership’s senior secured revolving credit facility and $382.6 million carrying value of borrowings outstanding under the Partnership’s senior secured Term Loan A facility.

The degree to which we are leveraged, combined with lease and other financial obligations and contractual commitments, could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
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

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “Digital Systems”). Some of our Digital Systems are managed and owned by Hess, but we and Hess also rely on third parties for a range of Digital Systems and related products and services, including but not limited to cloud computing services. We and Hess use these Digital Systems to communicate, analyze and store proprietary, financial and operating data as well as data about employees, business partners and other third parties (collectively, “Confidential Information”). Our reliance on technology has increased due to our use of remote communications and hybrid work-from-home arrangements, which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. In addition, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Technical system flaws, power loss and cybersecurity risks, including cyber or social engineering/phishing attacks, unauthorized access, malicious or misconfigured software, malfeasance by employees or others with authorized access, ransomware and other cybersecurity issues, threaten the confidentiality, integrity and availability of our Digital Systems and Confidential Information and could compromise our Digital Systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our Confidential Information and communications. In addition, computers control oil and gas production, processing equipment and distribution systems globally and are necessary to deliver our customers’ products to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical processing, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for our services and settle transactions. As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, reputational harm, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.

We and Hess routinely experience attempts by external parties to penetrate and attack our Digital Systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our and Hess’ systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly adept in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. Further, there can be no assurance that our or Hess’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our Digital Systems and Confidential Information. As technologies evolve and these cybersecurity attacks become more sophisticated, we or Hess may incur significant costs to upgrade or enhance our security measures to protect against such attacks. We and Hess may also face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Any adverse impact to the availability, integrity or confidentiality of our Digital Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

DOT, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management systems. PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in October 2019, PHMSA started the rulemaking process for the first part of the three‑part Mega Rule, which focused on: the safety of gas transmission pipelines, the safety of hazardous liquid pipelines, and enhanced emergency order procedures. In November 2021, PHMSA issued the second part of the Mega Rule that expands certain federal pipeline safety requirements to all onshore gas gathering pipelines, regardless of size or location. In August 2022, PHMSA issued the third and final part of the Mega Rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. In October 2024, PHMSA issued a notice of proposed rulemaking recommending modernizing and simplifying the hazardous material regulations, enhancing safety standards across rail, highway, and vessel transportation while also providing $100 million in annual cost savings for businesses and consumers. The costs to comply are not expected to be material to our overall financial results.

In addition, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (the “PIPES Act”) was signed into law on December 27, 2020. Among other things, the act requires PHMSA to issue regulations addressing idled pipelines, the safety of gas gathering pipelines, minimum performance standards for methane leak detection and repair and gas distribution pipelines’ emergency response plans, responses to over pressurization events, and maintenance of maps and records of critical pressure control infrastructure. In addition, the act includes the adoption of due process improvements related to PHMSA enforcement, requires routine reporting to Congress regarding outstanding pipeline rulemaking, and an independent study regarding the cost-benefit of automated shut-off valves.

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

In addition, if we fail to comply with applicable PHMSA regulations, rules, or orders, this could result in the imposition of civil penalties. Pursuant to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations, effective December 28, 2023, to $272,926 per violation per day, with a maximum of $2,729,245 for a series of violations, to account for inflation.

If our assets become subject to additional FERC regulation, or if federal, state or local regulations or policies change, or if we fail to comply with such regulations, our financial condition, results of operations and cash flows could be materially and adversely affected.

FERC has comprehensive regulatory authority over companies that transport natural gas in interstate commerce as well as jurisdiction over the interstate transportation of oil, NGLs and liquid hydrocarbons. While most of our facilities and operations are not subject to FERC jurisdiction, recent developments have increased the extent of FERC regulation of certain of them.

Our natural gas facilities upstream of the Tioga Gas Plant and the LM4 processing plant meet the traditional tests FERC has used to establish whether a pipeline qualifies as “gathering” that is exempt from its jurisdiction under the NGA. Accordingly, we believe that none of those facilities or related operations are subject to FERC regulation under the NGA or the NGPA. We have obtained from FERC NGA certificate authority allowing us to transport natural gas in interstate commerce on the 60.5 mile North Dakota pipeline extending from the outlet of the Tioga Gas Plant to an interstate pipeline, along with waivers from many of its regulatory requirements generally applicable to interstate pipelines.

We believe that the crude oil and NGL pipelines in our gathering system similarly are not subject to FERC jurisdiction under the ICA because they do not provide transportation in interstate commerce. We have obtained from FERC temporary waiver of ICA filing and reporting requirements for the transportation in interstate commerce of crude oil produced by an affiliate from North Dakota production wells to the affiliate’s leased storage tank at a storage hub.

The FERC waivers from more extensive regulation of both the natural gas pipeline from the Tioga Gas Plant and the referenced North Dakota crude oil pipeline were based on current facts; potential future changes in those facts could subject the pipelines to additional FERC regulation. In addition, the classification and regulation of our facilities may be subject to change based on future determinations or policy changes by FERC, the courts, or Congress. If it is subsequently determined that an individual facility is not exempt from FERC regulation under the NGA, NGPA, or ICA, or subject to additional regulation under those statutes with the elimination of the existing waivers, such determination could decrease revenue, increase operating costs, and depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if we or any of our facilities were found to have violated the NGA or the NGPA, FERC has civil penalty authority to impose penalties for such violations of up to $1,584,648 per violation per day for 2025 (with annual inflation adjustments going forward), as well as disgorgement of profits associated with any violation.

In addition to the FERC-regulation of interstate transportation, state regulation of gathering facilities and intrastate transportation pipelines generally include various safety, environmental, and in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. Further changes in such state regulation could also affect our costs, revenues, or operations.

Evolving laws and regulations on crude oil, including stabilization and transportation, could have an effect on our financial performance.

In December 2014, the North Dakota Industrial Commission (“NDIC”) issued Order No. 25417, which requires producers in the Bakken, among other fields, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature or demonstrate that crude oil has a vapor pressure no greater than 13.7 psi prior to separation. In January 2019, the NDIC issued revisions to the order giving operators more flexibility for evaluating and demonstrating compliance with the state’s vapor pressure requirements.

Furthermore, rail car derailments in Canada and the United States have led to increased regulatory scrutiny over the safety of transporting Bakken crude oil by rail. For example, the Federal Railroad Administration (“FRA”) of the DOT and PHMSA issued several Safety Advisories and Emergency Orders directing offerors and rail carriers to take additional precautionary measures to enhance the safe shipment of bulk quantities of crude oil. Currently, all of the rail cars in our fleet are DOT 117 rail cars that meet the requirements of the final DOT rule. In addition, the adoption of additional federal, state or local laws or regulations, including any new voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could increase compliance costs and decrease demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather related problems, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

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

Developments related to climate change, including evolving laws and regulations, could adversely affect us and our financial performance.

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

In addition, recent and potential regulations regarding climate change could adversely affect our operations. Currently, various federal and state legislative and regulatory bodies have, or are considering, measures to address greenhouse gas emissions, and some have recently passed or proposed climate-related rules and regulations. These measures include programs that require the crude oil and natural gas industry to report and/or control greenhouse gas emissions, and for states to develop statewide or regional programs to address greenhouse gas emissions. For example, the SEC issued a final rule in March 2024 that would mandate extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions; the rule is currently stayed pending litigation challenges. Additionally, California recently enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act (“SB 253”), Climate Related Financial Risk Act (“SB 261”) and Voluntary Carbon Market Disclosures Act (“AB 13015”), which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon offsets and/or carbon reduction claims. While lawsuits have been filed to prevent SB 253 and SB 261 from taking effect, the results of such challenges are currently unknown. Legislation similar to California’s Climate Corporate Data Accountability Act is also under consideration in other states, including in New York, Washington, and Illinois. Our customers or other business partners may require us to provide additional climate-related information from us if they are also subject to these or additional climate-related disclosure laws or regulations. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. Such climate-related disclosure requirements will result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. In addition, we may take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, transportation and raw material costs, capital expenditures or insurance premiums; however, there is no guarantee that such efforts will have the desired effects.

These developments also could have an indirect effect on our business if Hess’ Bakken operations are adversely affected due to increased regulation of Hess’ facilities or reduced demand for crude oil, natural gas and NGLs. For example, in March 2024, the EPA published a final rule in the Federal Register to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. Congress periodically considers legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted. Future executive actions, as well as uncertainty regarding the future course of federal regulation, legislation and associated litigation, could indirectly affect our business and our results of operations by reducing demand for our services.

At both the federal and state-level, there are also an increasing number of legislative initiatives and proposals that may lead to reduced demand for oil and gas. These include certain tax advantages and other subsidies to support alternative energy sources or that mandate the use of specific fuels or technologies, in addition to the promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The IRA, signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In November 2024, the EPA finalized a rule to implement Congress’ directive in the IRA to impose a fee on excess methane emissions from the oil and gas sector. Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future. To the extent the waste emissions charge and other climate change programs are retained or implemented, legislation, regulations and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

In addition to recent and potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. For example, the Paris Agreement, signed at the 21st Conference of the Parties on the UN Framework Convention on Climate Change (“COP21”), seeks to combat climate change through the establishment of nationally-determined greenhouse gas emissions reduction goals. In November 2021, at the 26th Conference of the Parties on the UN Framework Convention on Climate Change (“COP26”) in Glasgow, the United States and the European Union jointly announced the launch of the Global Methane Pledge, by which signatory countries commit to reducing global methane emissions by at least 30% from 2020 levels by 2030. Since its formal launch at COP26, over 150 countries have joined the pledge. Additionally, in December 2023 at the 28th Conference of the Parties on the UN Framework Convention on Climate Change (“COP28”) in Dubai, representatives from almost 200 countries agreed to take measures to contribute to global efforts to reduce the impacts of climate change, including by considering options to transition away from the use of fossil fuels in energy systems. In November 2024, at the 29th Conference of the Parties on the UN Framework Convention on Climate Change (“COP29”) in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. More recently, however, on January 20, 2025, President Trump issued an executive order that again initiated the process to withdraw the United States from the Paris Agreement, mandating the end of the United States’ financial commitments under the UN Framework Convention on Climate Change, and revoked the U.S. International Climate Finance Plan. Nevertheless, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement, and the withdrawal of the United States from the Paris Agreement may animate stronger actions by various other policymakers at the local, state, or regional levels. While significant uncertainty exists as to the specifics on any regulation of methane or other greenhouse gas emissions under federal regulations such as the Clean Air Act or other local, regional or international regulatory regimes, their impact, if implemented, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. However, the extent and magnitude of that impact cannot currently be reliably or accurately estimated.

Finally, upon entering office, the Trump Administration issued a series of executive orders that signal a shift in the United States’ energy, environmental and climate change policy. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy explorations and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) pause disbursement of funds appropriated through the IRA and Infrastructure Investment and Jobs Act. The long-term impact of such actions on our or our customers’ operations, if any, is difficult to predict at this time.

Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our services and adversely affect our business.

We recognize that climate change and sustainability are growing global environmental concerns. We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successfully operating public company. However, various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change and sustainability initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our reputation and financial condition. As a result of heightened public awareness and attention to climate change and sustainability, as well as continued regulatory initiatives, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our customers and our business. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Shareholder activism in relation to environmental, social and governance (“ESG”) matters, including climate change and sustainability issues, has been increasing in our industry in recent times, and shareholders may attempt to effect changes to our business or governance. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change or other ESG factors, which could make it more difficult to finance our business or diversify our shareholder base. Furthermore, increasing attention to climate change and other ESG risks has also resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including Hess, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm. Moreover, any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our services.

Furthermore, as we continue to focus on developing ESG practices, and as voluntary and regulatory ESG disclosure standards, requirements and policies continue to evolve, we have provided various public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, cost estimates and other expectations and assumptions, including over long timelines, which aspirational goals, targets, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. The lack of an established single approach to identifying, measuring, and reporting on many ESG matters may further create uncertainty and ambiguities. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us. Unfavorable ESG ratings could also lead to further increased negative sentiment towards us, our customers, and our industry, negatively impacting us and our access to and costs of capital. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any greenhouse gas emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us and negatively impact our operations. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

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

Since April 2020, the Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers (“Corps”) for construction of new oil and gas pipelines and utility projects, has been subject to federal litigation challenges. After a federal court vacated and enjoined the use of NWP12 in 2020, the Corps released the final version of a rule in January 2021 renewing twelve of its NWPs, including NWP 12. The rule split NWP 12 into three parts: NWP 12 continues to be available for oil and gas pipelines, while NWP 57 is available for electric utility line and telecommunications activities, and NWP 58 is available for utility line activities for water and other substances. The rule also eliminated preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also required new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. On March 28, 2022, the Corps published a notice announcing that it is undertaking formal review of NWP 12 and sought public comments through May 27, 2022. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.

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

On August 12, 2022, the Company became aware of a produced water release from an underground pipeline located approximately eight miles north of Ray, North Dakota. It is estimated that approximately 34,000 barrels of produced water were released, causing impacts to soils, crops, and groundwater. Remediation infrastructure was put in place and remediation and monitoring is ongoing. On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality (“DEQ”) in connection with the produced water release described above. The Notice alerted the Company that it may have violated the State’s water pollution control laws, but neither imposed nor waived any enforcement action. On January 11, 2024, the DEQ proposed an Administrative Consent Agreement (“ACA”) that included an administrative penalty of $445,000 and further line monitoring practices with respect to certain water gathering pipelines. In December 2024, the Company finalized a settlement agreement with the DEQ for a total administrative penalty amount of $320,000. See Item 8. Financial Statements and Supplementary Data. Note 11, Commitments and Contingencies.

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

Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our Class A Shares of at least $0.30 per share, or $1.20 per share on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. In order to support the payment of the minimum quarterly distribution, we must generate available cash (as defined in our partnership agreement) of approximately $65.4 million per quarter, or approximately $261.6 million per year, based on Hess’ and GIP’s noncontrolling interest in us and the number of Class A Shares outstanding as of December 31, 2024. We may not generate sufficient available cash each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our Class A Shares principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our shareholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient shares to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all of our outstanding shares voting together as a single class is required to remove our general partner. As of December 31, 2024, our general partner and its affiliates collectively owned approximately 52.7% of the outstanding Class B Shares and the Class A Shares, considered as a single class.

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

The market price of Class A Shares may fluctuate significantly, and holders of Class A Shares could lose some or all of the value of their investment. In addition, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, Class A Shares, regardless of our actual operating performance.

Our Sponsors may sell Class A Shares in the public or private markets, and such sales could have an adverse impact on the trading price of the Class A Shares.

As of December 31, 2024, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares, 113,927,226 Class B Shares, and 113,927,226 Class B Units in the Partnership. The Class B Units in the Partnership are exchangeable, together with an equal number of Class B Shares, into Class A Shares on a one-to-one basis. We have agreed to provide our Sponsors with certain registration rights under applicable securities laws with respect to resales of the Class A Shares. The sale of these Class A Shares in the public or private markets could have an adverse impact on the price of the Class A Shares or any trading market that may develop.

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

On August 16, 2022, the United States enacted the IRA, which includes a 15% corporate alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. From time to time since enactment, the Department of Treasury and the Internal Revenue Service have issued interim guidance and proposed regulations related to the corporate alternative minimum tax. We will continue to evaluate the effect of the law, including any changes to proposed regulations or the issuance of final regulations, on our future cash flows and financial results, including if we become a taxpayer subject to the corporate alternative minimum tax.

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

We and Hess design and assess the program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we or Hess meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our businesses.

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

The Company has not identified risks from known cybersecurity threats during the year ended December 31, 2024, including as a result of any prior cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Additional information about cybersecurity risks we face is discussed in Part I, Item 1A. Risk Factors, under the heading “Disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by us, Hess or our business partners may materially impact our business and operations” which should be read in conjunction with the information above.

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

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. Pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, we are required to disclose certain information about environmental proceedings to which a governmental authority is a party if we reasonably believe such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. We have elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. See Note 11, Commitments and Contingencies for additional details.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related SHAREholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our Class A Shares are listed on the New York Stock Exchange and are traded under the symbol “HESM”.

Holders

As of December 31, 2024, there were 174 shareholders of record who owned a total of 104,086,900 of our Class A Shares, one of which is Hess Midstream GP LP. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name. In addition, as of December 31, 2024, Hess Midstream GP LP owned an aggregate of 63,883,078 Class B Shares and Hess owned directly an aggregate of 50,044,148 Class B Shares. Hess and GIP indirectly own the Class A Shares and Class B Shares owned by Hess Midstream GP LP.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2024:

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options	future issuance under
Plan category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation plans not approved by security holders (1)	-	-	-
Hess Midstream LP 2017 Long Term Incentive Plan	88,741(2)	$-	2,394,359
Total	88,741	$-	2,394,359
(1)
The general partner of our predecessor adopted the Long-Term Incentive Plan in connection with the IPO.
(2)
The amount includes 88,741 phantom unit awards that vest ratably over a three-year period for officers and employees, and vest after one year for directors following the date of grant. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings.

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

The following table sets forth the cash distributions per share declared on the Class A Shares, for the three most recent years through December 31, 2024:

Quarterly Cash
Three most recent years	Distribution per Share(1)
March 31, 2022	$0.5492
June 30, 2022	$0.5559
September 30, 2022	$0.5627
December 31, 2022	$0.5696
March 31, 2023	$0.5851
June 30, 2023	$0.6011
September 30, 2023	$0.6175
December 31, 2023	$0.6343
March 31, 2024	$0.6516
June 30, 2024	$0.6677
September 30, 2024	$0.6846
December 31, 2024	$0.7012

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us and, as of December 31, 2024, 898,000 Class A Shares and 63,883,078 Class B Shares. Our general partner, in its capacity as a shareholder, is entitled to share in cash distributions on our Class A Shares, but is not otherwise entitled to receive cash distributions with respect to its general partner interest in us or its Class B Shares. However, our general partner may in the future own other equity interests in us and may be entitled to receive distributions on any such interests.

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

Significant Activities

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Chevron Merger. Hess Guyana Exploration Limited (“HGEL”), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the “Stabroek ROFR”) contained in the operating agreement among HGEL and affiliates of Exxon Mobil Corporation and China National Offshore Oil Corporation. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Chevron Merger has been scheduled for May 2025, with a decision expected in the third quarter. Hess cannot predict the date on which the Chevron Merger will be completed because it is subject to conditions beyond Hess’ control, including the outcome of the arbitration. If the Chevron Merger is completed, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place. As part of the annual nomination process set forth in the Company’s long-term commercial agreements, the Company set its MVCs and rates, which were set based on Hess’ current 4-rig program in the Bakken. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.

We continue execution of our multi-year projects to build new compressor stations and associated pipeline infrastructure or expand existing compressor stations in support of Hess’ and third parties’ expected production growth. In 2024, we added approximately 50 MMcf/d of net compression capacity. Construction activities continued on two more greenfield compressor stations, which are expected to initially provide, in aggregate, an additional 85 MMcf/d of gas compression capacity when brought online in 2025, and are expandable to 140 MMcf/d, further enhancing gas capture capability and supporting increasing gas volumes.

Equity Transactions

During 2024, the Company, the Partnership and the Sponsors completed the following equity transactions:

•
On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares representing limited partner interests in the Company (“Class A Shares”), inclusive of the underwriter’s option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share.
•
On May 31, 2024, GIP sold an aggregate of 10,000,000 of our Class A shares in an underwritten public offering at a price to the underwriter of $34.025 per Class A Share. GIP also granted the underwriter an option to purchase up to an additional 1,500,000 Class A shares at the same price per Class A share, which was exercised in full on June 3, 2024.
•
On September 20, 2024, GIP sold an aggregate of 12,650,000 of our Class A shares, inclusive of the underwriter’s option to purchase up to 1,650,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $35.12 per Class A Share.

In 2024, GIP received net proceeds from the offerings of approximately $1.2 billion after deducting underwriting discounts. The Company did not receive any proceeds in the offerings.

•
On March 14, 2024, the Partnership repurchased an aggregate 2,816,901 Class B Units representing limited partner interests in the Partnership (“Class B Units”) from the Sponsors at a purchase price of $35.50 per Class B Unit, for total consideration of approximately $100.0 million.
•
On June 26, 2024, the Partnership repurchased an aggregate 2,724,052 Class B Units from the Sponsors at a purchase price of $36.71 per Class B Unit, for total consideration of approximately $100.0 million.
•
On September 11, 2024, the Partnership repurchased an aggregate 2,823,262 Class B Units from the Sponsors at a purchase price of $35.42 per Class B Unit, for total consideration of approximately $100.0 million.

The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility and cash on hand. See Item 8. Financial Statements and Supplementary Data. Note 3, Equity Transactions, Note 7, Debt and Interest Expense and Note 8, Partners’ Capital and Distributions.

In addition, on January 15, 2025, the Partnership repurchased an aggregate 2,572,677 Class B Units from the Sponsors at a purchase price of $38.87 per Class B Unit, for total consideration of approximately $100.0 million. On February 12, 2025, GIP sold an aggregate of 11,000,000 of our Class A Shares in an underwritten public offering at a public offering price of $39.45 per Class A Share. GIP also granted the underwriter an option to purchase up to an additional 1,650,000 Class A Shares at the same price per Class A Share, which was exercised in full on February 19, 2025. See Item 8. Financial Statements and Supplementary Data. Note 14, Subsequent Events for additional details.

At December 31, 2024:

•
the Company held a 47.7% controlling interest in the Partnership and the Sponsors held a 52.3% noncontrolling economic interest in the Partnership;
•
public limited partners held a 47.3% voting interest and a 99.1% economic interest in the Company, which represents an indirect 47.3% economic interest in the Partnership;
•
the Sponsors and their respective affiliates held a 52.7% voting interest and a 0.9% economic interest in the Company, which, taken with their direct limited partnership interest in the Partnership, represents an indirect 52.7% economic interest in the Partnership. See Organizational Structure.

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
•
Leverage Core Asset Base to Attract Additional Third‑Party Business. We currently handle volumes from third‑party producers and midstream companies contracted directly with us and contracted with Hess and delivered to us under our commercial agreements with Hess. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.
•
Grow Through Accretive Acquisitions from Our Sponsors and Third Parties. We evaluate potential acquisitions of complementary midstream assets from our Sponsors as well as from third parties.

Climate Change and Energy Transition

We are committed to building a sustainable enterprise that helps meet the world’s energy needs in a safe, environmentally responsible, socially sensitive and profitable way. As a growth-oriented provider of midstream services to Hess and other third-party crude oil and natural gas producers, we believe sustainable and responsible operations create value for the benefit of all of our stakeholders – our shareholders, our business partners, and the local communities and economies where we operate – which in turn benefits society at large.

We are aligned with Hess’ environment, health, safety and social responsibility strategy. We play a critical role in progress toward shared goals and performance improvements, including Hess’ emissions reduction efforts, by providing the infrastructure to move oil, NGLs and natural gas to market and reduce wellhead flaring as well as through efforts to reduce our own greenhouse gas (“GHG”) emissions, which are included in Hess’ overall emissions footprint. Hess’ significant reductions in flaring in recent years, which have supported its overall GHG reduction efforts, have primarily been related to our focus on natural gas capture through increased availability and reliability at our compressor stations; expansion of gathering and processing infrastructure; and enhanced communication and coordination with third-party gatherers. We continue to execute capital projects to increase natural gas capture rates, which provide economic returns through the sale of the additional natural gas and NGLs captured and to reduce flaring in the Bakken region. Hess and Hess Midstream LP’s executives provide oversight for Hess’ climate change strategy implementation and work to identify and recommend GHG reduction opportunities, evaluating and implementing technologies, as appropriate, and evaluating future capital and infrastructure requirements.

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

Significant 2024 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2024 include:

•
Throughput volumes increased 14% for gas processing, 7% for terminaling and 32% for water gathering in 2024 compared with 2023, primarily due to increased Hess drilling activity and higher gas capture.
•
Consolidated net income of $659.0 million.
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $223.1 million, or $2.51 basic earnings per Class A Share.
•
Net cash provided by operating activities of $940.3 million.
•
Adjusted EBITDA of $1,136.1 million.
•
Paid cash distributions of $2.0039 per Class A share in total for the first three quarters of 2024 and declared a cash distribution of $0.7012 per Class A share for the fourth quarter of 2024, which was paid in February 2025.
•
Completed the repurchase of an aggregate of 8,364,215 Class B Units of the Partnership from the Sponsors for approximately $300 million.

Revenues and other income in 2024 were $1,495.5 million compared with $1,348.6 million in 2023. Current year revenues and other income were up $146.9 million compared with the prior year, of which $143.3 million was attributable to higher physical volumes that were above prior-year MVC levels, $17.2 million was attributable to higher third-party revenues and other income and $14.9 million was attributable to higher affiliate pass-through revenues, partially offset by $28.5 million attributable to lower tariff rates. Total operating costs and expenses in 2024 were $576.5 million, up from $531.7 million in the prior year. The increase was attributable to higher operating and maintenance expenses of $34.3 million, including higher pass-through costs, higher costs charged to us under our omnibus and employee secondment agreements and higher third-party processing and offload fees. Additionally, part of the increase was attributable to higher depreciation of $10.6 million. Interest expense, net of interest income, increased $23.2 million, primarily attributable to the new $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024. Income tax expense in 2024 was $71.8 million, up from $37.9 million in 2023, which was primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offering and unit repurchase transactions in 2023 and 2024. As a result, consolidated net income increased $51.3 million and Adjusted EBITDA increased $119.0 million during the year ended December 31, 2024, compared with the year ended December 31, 2023.

Throughput volumes increased 15% for gas gathering and 14% for gas processing in 2024 compared with 2023 primarily due to increased Hess drilling activity and higher gas capture. Throughput volumes increased 14% for crude oil gathering and 7% for crude oil terminaling in 2024 compared with 2023 primarily due to increased Hess drilling activity. Water gathering volumes increased 32%, reflecting higher crude oil production and increased utilization of our water gathering infrastructure.

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

Our revenues also include revenues from (i) third-party volumes contracted directly with us, (ii) third-party volumes contracted with Hess and delivered to us under the commercial agreements with Hess described above, and (iii) pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. For the year ended December 31, 2024, our gas gathering and gas processing revenues comprised 77% of total affiliate revenues, excluding affiliate pass-through revenues. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

Adjusted EBITDA. We previously reported the non-GAAP measure of “Adjusted EBITDA,” which we defined as reported net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non-cash and non-recurring items, if applicable. As this definition varied from other definitions of Adjusted EBITDA, we determined it was appropriate to discontinue reporting Adjusted EBITDA as previously defined. Beginning with the second quarter of 2024, and as presented in this report, “Adjusted EBITDA” is defined as reported net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash and non‑recurring items, if applicable. Prior period calculations of Adjusted EBITDA have been recast to conform to the new presentation, as applicable. We use Adjusted EBITDA to analyze our performance and liquidity.

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

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Year Ended December 31, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$791.9	$561.1	$114.8	$-	$1,467.8
Third-party services	7.2	16.6	0.3	-	24.1
Other income	-	-	3.6	-	3.6
Total revenues	799.1	577.7	118.7	-	1,495.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	203.5	112.9	30.9	-	347.3
Depreciation expense	126.7	59.1	17.3	-	203.1
General and administrative expenses	10.3	5.3	1.0	9.5	26.1
Total operating costs and expenses	340.5	177.3	49.2	9.5	576.5
Income (loss) from operations	458.6	400.4	69.5	(9.5)	919.0
Income from equity investments	-	14.0	-	-	14.0
Interest expense, net	-	-	-	202.2	202.2
Income (loss) before income tax expense	458.6	414.4	69.5	(211.7)	730.8
Income tax expense	-	-	-	71.8	71.8
Net income (loss)	458.6	414.4	69.5	(283.5)	659.0
Less: Net income (loss) attributable to noncontrolling interest	273.5	247.2	41.5	(126.3)	435.9
Net income (loss) attributable to Hess Midstream LP	$185.1	$167.2	$28.0	$(157.2)	$223.1

Throughput volumes
Gas gathering (MMcf/d)	437				437
Crude oil gathering (MBbl/d)	114				114
Gas processing (MMcf/d)		420			420
Crude oil terminaling (MBbl/d)			123		123
NGL loading (MBbl/d)			14		14
Water gathering (MBbl/d)	125				125

For the Year Ended December 31, 2023	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$727.7	$496.0	$114.4	$-	$1,338.1
Third-party services	2.3	5.7	-	-	8.0
Other income	-	-	2.5	-	2.5
Total revenues	730.0	501.7	116.9	-	1,348.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	185.3	99.0	28.7	-	313.0
Depreciation expense	115.6	59.9	17.0	-	192.5
General and administrative expenses	10.9	5.3	1.3	8.7	26.2
Total operating costs and expenses	311.8	164.2	47.0	8.7	531.7
Income (loss) from operations	418.2	337.5	69.9	(8.7)	816.9
Income from equity investments	-	7.7	-	-	7.7
Interest expense, net	-	-	-	179.0	179.0
Income (loss) before income tax expense	418.2	345.2	69.9	(187.7)	645.6
Income tax expense	-	-	-	37.9	37.9
Net income (loss)	418.2	345.2	69.9	(225.6)	607.7
Less: Net income (loss) attributable to noncontrolling interest	316.6	261.7	53.1	(142.3)	489.1
Net income (loss) attributable to Hess Midstream LP	$101.6	$83.5	$16.8	$(83.3)	$118.6

Throughput volumes
Gas gathering (MMcf/d)	381				381
Crude oil gathering (MBbl/d)	100				100
Gas processing (MMcf/d)		367			367
Crude oil terminaling (MBbl/d)			115		115
NGL loading (MBbl/d)			13		13
Water gathering (MBbl/d)	95				95

For the Year Ended December 31, 2022	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$677.9	$470.8	$124.5	$-	$1,273.2
Other income	-	-	2.0	-	2.0
Total revenues	677.9	470.8	126.5	-	1,275.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	170.2	85.0	24.4	-	279.6
Depreciation expense	107.4	57.7	16.2	-	181.3
General and administrative expenses	10.7	4.3	0.9	7.2	23.1
Total operating costs and expenses	288.3	147.0	41.5	7.2	484.0
Income (loss) from operations	389.6	323.8	85.0	(7.2)	791.2
Income from equity investments	-	5.3	-	-	5.3
Interest expense, net	-	-	-	149.3	149.3
Income (loss) before income tax expense	389.6	329.1	85.0	(156.5)	647.2
Income tax expense	-	-	-	26.6	26.6
Net income (loss)	389.6	329.1	85.0	(183.1)	620.6
Less: Net income (loss) attributable to noncontrolling interest	323.2	272.5	70.6	(129.6)	536.7
Net income (loss) attributable to Hess Midstream LP	$66.4	$56.6	$14.4	$(53.5)	$83.9

Throughput volumes
Gas gathering (MMcf/d)	333				333
Crude oil gathering (MBbl/d)	96				96
Gas processing (MMcf/d)		319			319
Crude oil terminaling (MBbl/d)			103		103
NGL loading (MBbl/d)			11		11
Water gathering (MBbl/d)	74				74

Year ended December 31, 2024 Compared to Year Ended December 31, 2023

Gathering

Revenues and other income increased $69.1 million in 2024 compared to 2023, of which $56.5 million is attributable to higher gas gathering volumes that were above MVCs in 2024 and 2023, $20.1 million is attributable to higher water gathering and disposal revenues, $13.4 million is attributable to higher pass-through revenues included in affiliate services, $8.8 million is attributable to higher crude oil gathering volumes that were above MVCs in 2024 and above the 2023 MVC levels, and $4.9 million is attributable to services provided directly to third parties. These revenue increases were partially offset by $34.6 million primarily attributable to lower crude oil tariff rates due to setting the initial rate for the first year of the Secondary Term for certain subsystems.

Operating and maintenance expenses increased $18.2 million, of which $13.4 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, $7.4 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements and $3.0 million is attributable to other costs. These increases were partially offset by lower general maintenance of $5.6 million. Depreciation expense increased $11.1 million, primarily due to new compressor stations and other new gathering assets placed in service.

Processing and Storage

Revenues and other income increased $76.0 million in 2024 compared to 2023, of which $53.9 million is attributable to higher gas processing physical volumes that were above the 2024 and 2023 MVC levels, $13.1 million is attributable to higher tariff rates and $10.9 million is attributable to services provided directly to third parties. These revenue increases were partially offset by $1.9 million attributable to lower pass-through revenues included in affiliate services.

Operating and maintenance expenses increased $13.9 million, of which $10.3 million is attributable to higher third-party processing and offload fees primarily due to higher volumes processed at the LM4 plant, $4.3 million is attributable to higher maintenance activity and other costs and $1.2 million is attributable to higher employee costs allocated to us under our omnibus and employee secondment agreements. These increases were partially offset by $1.9 million attributable to pass-through costs.

Income from equity investments increased $6.3 million in 2024 compared to 2023, primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $1.8 million in 2024 compared to 2023, of which $4.0 million is attributable to higher volumes that were above MVCs in 2024 and above the 2023 MVC levels, $3.4 million is attributable to pass-through revenues and $1.4 million is attributable to other income and services provided directly to third parties. These revenue increases were partially offset by $7.0 million attributable to lower tariff rates.

Operating and maintenance expenses increased $2.2 million, of which $3.4 million is attributable to rail transportation pass‑through costs, partially offset by $1.2 million attributable to lower rail car inspection and recertification costs.

Interest and Other

Interest expense, net of interest income, increased $23.2 million, of which $25.6 million is attributable to the $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024. This increase was partially offset by $1.4 million higher interest income and $1.0 million lower interest expense on lower borrowings under our revolving credit facility. Income tax expense increased $33.9 million in the same period, primarily driven by increased ownership of the Partnership by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2023 and 2024.

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

The majority of our systems entered the Secondary Term of our commercial agreements, which includes a fixed fee structure based on the average fees paid by Hess during 2021-2023 adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future compared with the fee structure we had during the initial term of the commercial agreements. For our terminaling and water gathering systems, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to provide downside protection through 2033. Generally, all of our volumes are expected to be above currently established MVC levels in 2025, 2026 and 2027.

Reconciliation of Non‑GAAP Financial Measure

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
(in millions)	2024	2023	2022
Reconciliation of Adjusted EBITDA to net income:
Net income	$659.0	$607.7	$620.6
Plus:
Depreciation expense	203.1	192.5	181.3
Interest expense, net	202.2	179.0	149.3
Income tax expense	71.8	37.9	26.6
Adjusted EBITDA	$1,136.1	$1,017.1	$977.8

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$940.3	$866.4	$861.1
Changes in assets and liabilities	8.0	(14.5)	(14.5)
Amortization of deferred financing costs	(9.6)	(8.4)	(8.8)
Interest expense, net	202.2	179.0	149.3
Distribution from equity investments	(17.2)	(11.4)	(13.0)
Income from equity investments	14.0	7.7	5.3
Other	(1.6)	(1.7)	(1.6)
Adjusted EBITDA	$1,136.1	$1,017.1	$977.8

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

Our partnership agreement requires that we distribute all of our available cash to shareholders. During the year ended December 31, 2024, we made distributions of $235.3 million to the holders of our equity securities representing limited partner interests in us. In addition, the Partnership made distributions of $350.8 million to the Sponsors as holders of the Class B Units of the Partnership. On January 27, 2025, we declared a quarterly cash distribution of $0.7012 per Class A Share that was paid on February 14, 2025, to shareholders of record on February 6, 2025, and the Partnership made distributions of $0.7012 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

In May 2024 the Partnership issued $600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1, commencing December 1, 2024. The Partnership used the proceeds to reduce indebtedness outstanding under the Partnership’s revolving credit facility, with the remaining net proceeds for general corporate purposes.

In April 2022, the Partnership issued $400.0 million aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi-annually on April 15 and October 15. The Partnership used the proceeds to repay the borrowings under its revolving credit facility used to finance the April 4, 2022, repurchase transaction.

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund a 2021 repurchase transaction.

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of December 31, 2024, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

In July 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400.0 million 5-year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2024, borrowings of $15.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $385.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2024, we were in compliance with these financial covenants.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$940.3	$866.4	$861.1
Net cash used in investing activities	(306.1)	(223.5)	(238.2)
Net cash used in financing activities	(635.3)	(640.6)	(622.0)
Net increase (decrease) in cash and cash equivalents	$(1.1)	$2.3	$0.9

Operating Activities. Net cash provided by operating activities increased $73.9 million in 2024 compared to 2023. The change in net cash provided by operating activities resulted from an increase in revenues and other income of $146.9 million, an increase in distributions received from equity investments of $5.8 million, partially offset by an increase in expenses, other than depreciation, equity-based compensation and other non-cash gains and losses of $56.3 million and an increase in cash used by changes in working capital of $22.5 million.

Net cash provided by operating activities increased $5.3 million in 2023 compared to 2022. The change in net cash provided by operating activities resulted from an increase in revenues and other income of $73.4 million, partially offset by an increase in expenses, other than depreciation and other non-cash gains and losses of $66.5 million and a decrease in distributions received from equity investments of $1.6 million.

Investing Activities. Net cash used in investing activities increased $82.6 million in 2024 compared to 2023, driven by the timing of payments for additions to property, plant, and equipment primarily related to our compression capacity and related pipeline infrastructure expansion program.

Net cash used in investing activities decreased $14.7 million in 2023 compared to 2022, driven by the timing of payments for additions to property, plant, and equipment primarily related to our compression capacity and related pipeline infrastructure expansion program.

Financing Activities. Net cash used in financing activities decreased $5.3 million in 2024 compared to 2023. In 2024, we received proceeds of $590.5 million, net of financing costs, from our issuance of $600.0 million aggregate principal amount of 6.500% fixed-rate senior unsecured notes, that we used to reduce indebtedness outstanding under our revolving credit facility and for general corporate purposes. In 2024, we repaid $337.5 million of net borrowings under out Credit Facilities compared to $319.5 million net proceeds from borrowings under our Credit Facilities in 2023. In addition, in 2024, we spent $100.0 million less for repurchases of Class B Units of the Partnership and had lower transaction costs of $0.9 million, partially offset by higher distributions to shareholders and noncontrolling interest of $29.1 million.

Net cash used in financing activities increased $18.6 million in 2023 compared to 2022. In 2023, we had higher distributions to shareholders and noncontrolling interest of $25.8 million and paid higher transactions costs of $1.6 million related to unit repurchase transactions. In 2023, we also had higher net borrowings under our credit facilities of $395.5 million that we used primarily to finance the 2023 unit repurchase transactions; whereas in 2022, we had $386.7 million of proceeds from issuance of unsecured senior notes, net of any financing costs, that we used to repay the borrowings under our revolving credit facility used to finance the 2022 repurchase transaction.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Total capital expenditures	$288.5	$245.7	$231.8
(Increase) decrease in accrued capital expenditures	15.8	(18.8)	2.4
(Increase) decrease in capital expenditures included in accounts payable - affiliate	1.8	(3.4)	4.0
Additions to property, plant and equipment	$306.1	$223.5	$238.2

Capital expenditures in 2024 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related pipeline infrastructure to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focused on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025.

Capital expenditures in 2023 and 2022 were also attributable to continued expansion of our compression capacity and related pipeline infrastructure.

Cash Requirements

Our cash requirements within the next twelve months include accounts payables, accrued liabilities, the current portion of long-term debt, interest, purchase obligations, which include a portion of our planned capital expenditure program in 2025, and other liabilities.

Our long-term contractual obligations and commitments include:

•
Debt and interest: See Item 8. Financial Statements and Supplementary Data. Note 7, Debt and Interest Expense. On February 12, 2025, the Partnership issued $800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 at par to qualified institutional investors. The Partnership intends to use the net proceeds from the issuance of the new notes, along with borrowings under its revolving credit facility, to redeem its outstanding $800.0 million aggregate principal amount of 5.625% senior notes due 2026 (the “2026 Notes”). The Partnership delivered a notice of redemption in respect of the 2026 Notes on February 3, 2025. See Item 8. Financial Statements and Supplementary Data. Note 14, Subsequent Events.
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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At December 31, 2024, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At December 31, 2024, our total debt had a carrying value of $3,471.9 million and a fair value of approximately $3,421.2 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $87.3 million or $85.1 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the year-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact annual interest expense by $4.0 million based on our December 31, 2024, debt balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hess Midstream LP and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of changes in partners’ capital (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Affiliate Services Revenue Recognition

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s affiliate services revenue was $1,467.8 million for the year ended December 31, 2024. The Company recognizes revenues for each performance obligation under commercial agreements over-time as services are rendered using the output method, measured using the amount of volumes serviced for the period. The Company has long-term fee-based commercial agreements with certain subsidiaries of Hess Corporation to provide i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, v) terminaling and export services, and (vi) water handling services. For the services performed under these commercial agreements, the Company receives a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess Corporation is obligated to provide the Company with minimum volumes of crude oil, water, natural gas and NGLs.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s affiliate services revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over revenue recognized under commercial agreements with Hess Corporation. These procedures also included, among others (i) obtaining an understanding of the Company’s accounting policy for recognizing and recording revenue; (ii) evaluating whether the revenue recognized under the commercial agreements is consistent with the policy; (iii) testing the amount and timing of revenue recognized, including price and quantity, for a sample of transactions by obtaining confirmations from subsidiaries of Hess Corporation; and (iv) confirmation of outstanding customer invoice balances as of December 31, 2024.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream GP LLC and

Shareholders of Hess Midstream LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hess Midstream LP (the Company) as of December 31, 2023 the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2014 to 2024.

Houston, Texas

February 29, 2024, except for the effects of the Company’s adoption of ASU 2023-07, Improvements to Reportable Segment Disclosures, as described in Note 2 and Note 12, as to which the date is August 8, 2024

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
(in millions, except share amounts)
Assets
Cash and cash equivalents	$4.3	$5.4
Accounts receivable from contracts with customers:
Accounts receivable—trade	3.6	1.9
Accounts receivable—affiliate	135.3	122.5
Other current assets	6.2	7.0
Total current assets	149.4	136.8
Equity investments	87.0	90.2
Property, plant and equipment, net	3,325.4	3,229.2
Long-term receivable—affiliate	0.2	0.3
Deferred tax asset	582.6	324.4
Other noncurrent assets	6.4	8.6
Total assets	$4,151.0	$3,789.5
Liabilities
Accounts payable—trade	$55.9	$38.5
Accounts payable—affiliate	33.5	41.2
Accrued liabilities	93.8	105.9
Current maturities of long-term debt	22.5	12.5
Other current liabilities	13.6	12.1
Total current liabilities	219.3	210.2
Long-term debt	3,449.4	3,198.9
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	16.5	16.7
Total liabilities	3,685.7	3,426.3
Partners’ capital
Class A shares (104,086,900 shares issued and outstanding as of December 31, 2024; 68,367,647 shares issued and outstanding as of December 31, 2023)	530.7	340.2
Class B shares (113,927,226 shares issued and outstanding as of December 31, 2024; 157,941,441 shares issued and outstanding as of December 31, 2023)	-	-
Total Class A and Class B partners’ capital	530.7	340.2
Noncontrolling interest	(65.4)	23.0
Total partners’ capital	465.3	363.2
Total liabilities and partners’ capital	$4,151.0	$3,789.5

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
(in millions, except per share data)
Revenues
Affiliate services	$1,467.8	$1,338.1	$1,273.2
Third-party services	24.1	8.0	-
Other income	3.6	2.5	2.0
Total revenues	1,495.5	1,348.6	1,275.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	347.3	313.0	279.6
Depreciation expense	203.1	192.5	181.3
General and administrative expenses	26.1	26.2	23.1
Total operating costs and expenses	576.5	531.7	484.0
Income from operations	919.0	816.9	791.2
Income from equity investments	14.0	7.7	5.3
Interest expense, net	202.2	179.0	149.3
Income before income tax expense	730.8	645.6	647.2
Income tax expense	71.8	37.9	26.6
Net income	659.0	607.7	620.6
Less: Net income attributable to noncontrolling interest	435.9	489.1	536.7
Net income attributable to Hess Midstream LP	$223.1	$118.6	$83.9

Net income attributable to Hess Midstream LP per Class A share:
Basic	$2.51	$2.11	$2.03
Diluted	$2.49	$2.08	$2.01
Weighted average Class A shares outstanding
Basic	89.0	56.2	41.3
Diluted	89.0	56.3	41.4

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2021	$204.1	$-	$549.0	$753.1
Net income	83.9	-	536.7	620.6
Equity-based compensation	1.6	-	-	1.6
Distributions - $2.1845 per share	(91.0)	-	(440.2)	(531.2)
Recognition of deferred tax asset	86.4	-	-	86.4
Sale of shares held by Sponsors	27.0	-	(27.0)	-
Class B unit repurchase	(66.6)	-	(333.4)	(400.0)
Transaction costs	(0.3)	-	(1.2)	(1.5)
Balance at December 31, 2022	$245.1	$-	$283.9	$529.0
Net income	118.6	-	489.1	607.7
Equity-based compensation	1.7	-	-	1.7
Distributions - $2.3733 per share	(127.5)	-	(429.5)	(557.0)
Recognition of deferred tax asset	185.1	-	-	185.1
Sale of shares held by Sponsors	17.8	-	(17.8)	-
Class B unit repurchase	(99.8)	-	(300.2)	(400.0)
Transaction costs	(0.8)	-	(2.5)	(3.3)
Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	223.1	-	435.9	659.0
Equity-based compensation	1.8	-	-	1.8
Distributions - $2.6382 per share	(235.3)	-	(350.8)	(586.1)
Recognition of deferred tax asset	329.8	-	-	329.8
Sale of shares held by Sponsors	(8.6)	-	8.6	-
Class B unit repurchase	(119.4)	-	(180.6)	(300.0)
Transaction costs	(0.9)	-	(1.5)	(2.4)
Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
(in millions)
Cash flows from operating activities
Net income	$659.0	$607.7	$620.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	203.1	192.5	181.3
Income from equity investments	(14.0)	(7.7)	(5.3)
Distributions from equity investments	17.2	11.4	13.0
Amortization of deferred financing costs	9.6	8.4	8.8
Equity-based compensation expense	1.8	1.7	1.6
Deferred income tax expense	71.6	37.9	26.6
Changes in assets and liabilities:
Accounts receivable – trade	(1.7)	(1.6)	-
Accounts receivable – affiliate	(12.7)	0.6	(2.6)
Other current and noncurrent assets	0.9	(0.2)	3.5
Accounts payable – trade	17.4	3.5	8.1
Accounts payable – affiliate	(5.9)	10.1	(5.8)
Accrued liabilities	3.5	4.0	9.1
Other current and noncurrent liabilities	(9.5)	(1.9)	2.2
Net cash provided by operating activities	940.3	866.4	861.1
Cash flows from investing activities
Additions to property, plant and equipment	(306.1)	(223.5)	(238.2)
Net cash used in investing activities	(306.1)	(223.5)	(238.2)
Cash flows from financing activities
Net proceeds from (repayments of) bank borrowings with maturities of 90 days or less	(325.0)	322.0	(86.0)
Bank borrowings with maturities of greater than 90 days
Borrowings	-	-	20.0
Repayments	(12.5)	(2.5)	(10.0)
Proceeds from issuance of senior notes	600.0	-	400.0
Deferred financing costs	(9.5)	-	(13.3)
Transaction costs	(2.2)	(3.1)	(1.5)
Class B unit repurchase	(300.0)	(400.0)	(400.0)
Distributions to shareholders	(235.3)	(127.5)	(91.0)
Distributions to noncontrolling interest	(350.8)	(429.5)	(440.2)
Net cash used in financing activities	(635.3)	(640.6)	(622.0)
Increase (decrease) in cash and cash equivalents	(1.1)	2.3	0.9
Cash and cash equivalents, beginning of period	5.4	3.1	2.2
Cash and cash equivalents, end of period	$4.3	$5.4	$3.1
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$17.6	$(22.2)	$6.5
Recognition of deferred tax asset	$329.8	$185.1	$86.4
Tioga System Acquisition contingent liability adjustment	$-	$-	$(2.9)

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

Note 1. Description of Business

Description of Business. We are a fee-based, growth-oriented, Delaware limited partnership formed by Hess Infrastructure Partners GP LLC, the general partner of Hess Infrastructure Partners LP (“HIP”), and our general partner to own, operate, develop and acquire a diverse set of midstream assets and provide fee-based services to Hess and third-party customers. HIP was originally formed in 2015 as a 50/50 joint venture between Hess and Global Infrastructure Partners, a part of BlackRock (“GIP” and, together with Hess, the “Sponsors”). We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner.

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

On October 22, 2023, Hess entered into an Agreement and Plan of Merger (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Chevron Merger”). On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Chevron Merger. Hess Guyana Exploration Limited (“HGEL”), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the “Stabroek ROFR”) contained in the operating agreement among HGEL and affiliates of Exxon Mobil Corporation and China National Offshore Oil Corporation. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Chevron Merger has been scheduled for May 2025, with a decision expected in the third quarter. Hess cannot predict the date on which the Chevron Merger will be completed because it is subject to conditions beyond Hess’ control, including the outcome of the arbitration. If the Chevron Merger is completed, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place.

Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export (see Note 12, Segments).

LM4 Joint Venture. On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. (“Targa”) to construct a new 200 MMcf/d gas processing plant called Little Missouri 4 (“LM4”). LM4 was placed in service in 2019. Targa is the operator of the plant. See Note 4, Related Party Transactions.

Note 2. Summary of Significant Accounting Policies and Basis of Presentation

Consolidation. The consolidated financial statements include our accounts and the accounts of entities over which we have a controlling financial interest through our ownership or the majority voting interests of the entity. We consolidate the activities of the Partnership as a variable interest entity (“VIE”) under U.S. Generally Accepted Accounting Principles (“GAAP”). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 12, Segments). At December 31, 2024, our noncontrolling interest represents the 52.3% interest in the Partnership retained by Hess and GIP (2023: 69.8%). All intercompany transactions and balances have been eliminated.

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

Accounts Receivable – Trade. Trade accounts receivable represent valid claims against nonaffiliated customers for services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. There were no doubtful accounts written off, nor have we provided an allowance for credit losses, as of December 31, 2024 and 2023.

Accounts Receivable – Affiliate. We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2024 and 2023.

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

Impairment of Long‑Lived Assets. We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. No impairments of long‑lived assets were recorded during the years ended December 31, 2024, 2023 and 2022.

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

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our credit facilities. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2024: $5.3 million, 2023: $7.4 million) and unamortized deferred financing costs and discounts related to our fixed-rate senior notes and our term loan are presented as a direct reduction to the Long-term debt (2024: $28.1 million, 2023: $26.1 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations. We record legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statement of operations. At December 31, 2024, the asset retirement obligation balance included in Other noncurrent liabilities was $14.4 million and the current portion included in Accrued liabilities was $5.0 million (2023: $10.9 million and $3.0 million, respectively).

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

Our responsibilities to provide each of the above services for each year under each of the commercial agreements are considered separate, distinct performance obligations. We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method, measured using the amount of volumes serviced during the period. The minimum volume commitments are subject to fluctuation based on nominations covering substantially all of Hess’ production and projected third-party volumes that will be purchased by Hess in the Bakken. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price, as this term is defined in Accounting Standards Codification (“ASC”) Topic, ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled. There are no significant financing components in any of our commercial agreements. The costs and expenses related to fulfilling our obligations under the commercial agreements are reflected in Operating and maintenance expenses in the accompanying Consolidated Statements of Operations.

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’ existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which is initially reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes up to four quarters after such credit is earned. Unused credits by Hess are recognized as revenue when they expire after four quarters. However, Hess is not entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement or water handling services under our water gathering and disposal services agreements.

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

There were no nonrecurring fair value measurements during the years ended December 31, 2024 and 2023. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2024 and 2023.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the chief operating decision maker evaluates segment expenses and operating results. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on April 1, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 12, Segments).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this new ASU on our consolidated financial statements.

Note 3. Equity Transactions

Equity Offering Transactions

During the years ended December 31, 2024, 2023 and 2022, our Sponsors sold the following aggregate number of our Class A shares representing limited partner interests (“Class A Shares”) in underwritten public offering transactions:

Public Offering Date	Number of Shares Offered	Overallotment Option(1)	Total Number of Shares Offered	Offering Price(2)
April 4, 2022	8,900,000	1,335,000	10,235,000	$29.50
May 19, 2023	11,100,000	1,665,000	12,765,000	$27.00
August 17, 2023(3)	10,000,000	1,500,000	11,500,000	$28.80
February 8, 2024	10,000,000	1,500,000	11,500,000	$32.83
May 31, 2024(3)	10,000,000	1,500,000	11,500,000	$34.03
September 20, 2024	11,000,000	1,650,000	12,650,000	$35.12
(1)
Overallotment options were exercised in full on the same date as the public offering date unless stated otherwise.
(2)
Offering price for the 2022 and 2023 transactions represents price to the public excluding underwriting discounts. Offering price for the 2024 transactions represents price to the underwriter.
(3)
The overallotment options for these transactions were exercised in full on August 22, 2023 and June 3, 2024, respectively.

Hess and GIP sold their Class A Shares 50/50 as part of the April 4, 2022, and May 19, 2023 transactions. For the remaining equity offering transactions listed above, GIP was the sole selling shareholder. GIP received net proceeds from the 2024 equity offering transactions of approximately $1.2 billion in total (2023: $662.2 million, 2022: $291.7 million in total for both Sponsors, after deducting underwriting discounts). The Company did not receive any proceeds in any of the equity offering transactions listed above. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by the Sponsors by exchanging to us the respective number of their Class B Units in the Partnership, together with an equal number of our Class B Shares and, as a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. As a result of the equity offering transactions described above, we recognized an adjustment decreasing the carrying amount of the Class A shareholders’ capital balance by $8.6 million during the year ended December 31, 2024 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest. During the year ended December 31, 2023 and December 31, 2022 we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $17.8 million and $27.0 million, respectively, and decreasing the carrying amount of noncontrolling interest by an equal amount.

Class B Unit Repurchases

For the years ended December 31, 2024, 2023 and 2022, we had the following activity related to Class B unit repurchases (aggregate purchase price in millions):

Unit Repurchase Agreement Date	Closing Date	Number of Units Repurchased	Aggregate Purchase Price	Purchase Price Per Unit
March 29, 2022	April 4, 2022	13,559,322	$400.0	$29.50
March 27, 2023	March 30, 2023	3,619,254	$100.0	$27.63
June 26, 2023	June 29, 2023	3,350,084	$100.0	$29.85
September 19, 2023	September 22, 2023	3,301,420	$100.0	$30.29
November 13, 2023	November 16, 2023	3,370,407	$100.0	$29.67
March 11, 2024	March 14, 2024	2,816,901	$100.0	$35.50
June 24, 2024	June 26, 2024	2,724,052	$100.0	$36.71
September 9, 2024	September 11, 2024	2,823,262	$100.0	$35.42

The March 29, 2022, unit repurchase agreement between the Company, the Partnership and the Sponsors was subject to the secondary equity offering transaction described above. The aggregate number of Class B Units to be purchased by the Partnership from the Sponsors was determined by dividing (a) $400.0 million by (b) the public offering price of the Class A Shares set in the secondary equity offering described above. The repurchase transaction was funded using borrowings under the Partnership’s revolving credit facility, which were subsequently repaid with proceeds from an issuance by the Partnership of $400.0 million senior unsecured notes (see Note 7, Debt and Interest Expense).

For the 2023 and 2024 unit repurchase transactions, the purchase price per Class B Unit was set as the closing price of the Class A Shares on each respective unit repurchase agreement date. The 2023 and 2024 unit repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility and cash on hand (see Note 7, Debt and Interest Expense).

Pursuant to the terms of the repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of Class B Shares representing limited partner interests in the Company held by the Company’s general partner.

The repurchase transactions were accounted for in accordance with ASC 810 whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. Distributions to noncontrolling interest holders related to the 2024 repurchase transactions exceeded the noncontrolling interest’s carrying value resulting in a deficit balance as shown in the accompanying consolidated statement of changes in partners’ capital (deficit). We incurred approximately $2.4 million of costs directly attributable to the repurchase transactions (2023: $3.3 million, 2022: $1.5 million) that were charged to equity.

As a result of the equity offering transactions and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $329.8 million (2023: $185.1 million, 2022: $86.4 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

See Note 8, Partners’ Capital and Distributions for the impact of the above equity transactions on the number of shares outstanding. See Note 14, Subsequent Events for description of the January 2025 unit repurchase transaction and February 2025 equity offering transaction.

Note 4. Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were derived from transactions with Hess and its affiliates. In 2023, we began providing our services directly to third-party customers and we plan to increase our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations. In addition, we had Class B unit repurchase transactions and distributions to the Sponsors, which are disclosed elsewhere in the Notes to consolidated financial statements.

Commercial Agreements

We have long-term fee-based commercial agreements with certain subsidiaries of Hess to provide i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, v) terminaling and export services, and (vi) water handling services.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. MVCs are equal to 80% of Hess’ nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Hess fails to deliver its applicable MVCs during any quarter, then Hess will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

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

At December 31, 2024, deferred revenue included in Accrued liabilities in the accompanying consolidated balance sheet was $2.6 million (December 31, 2023: none).

For the years ended December 31, 2024, 2023 and 2022, approximately 98%, 99%, and 100%, respectively, of our revenues were attributable to our fee-based commercial agreements with Hess, including revenues from third-party volumes contracted with Hess and delivered to us under these agreements. In 2023, we began providing our services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliated services and third-party services, on a disaggregated basis were as follows:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Affiliate services
Oil and gas gathering services	$673.4	$633.8	$600.8
Processing and storage services	561.1	496.0	470.8
Terminaling and export services	114.8	114.4	124.5
Water gathering and disposal services	118.5	93.9	77.1
Total affiliate services	$1,467.8	$1,338.1	$1,273.2
Third-party services	24.1	8.0	-
Total revenues from contracts with customers	$1,491.9	$1,346.1	$1,273.2
Other income	3.6	2.5	2.0
Total revenues	$1,495.5	$1,348.6	$1,275.2

The following table presents MVC shortfall fee revenue earned during each period:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Oil and gas gathering services	$-	$8.2	$93.0
Processing and storage services	-	(0.3)	34.9
Terminaling and export services	0.1	3.2	32.0
Water gathering disposal services	-	-	0.4
Total	$0.1	$11.1	$160.3

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services and the related pass-through costs are included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2024	2023	2022
(in millions)
Electricity and other related fees	$54.9	$47.8	$44.8
Produced water trucking and disposal costs	42.9	38.5	33.1
Rail transportation costs	-	(3.4)	3.5
Total	$97.8	$82.9	$81.4

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

For the years ended December 31, 2024, 2023 and 2022, we had the following charges from Hess included in the operating and maintenance expenses and general and administrative expenses in the accompanying consolidated statement of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2024	2023	2022
(in millions)
Operating and maintenance expenses	$87.9	$79.7	$71.2
General and administrative expenses	16.6	17.5	15.9
Total	$104.5	$97.2	$87.1

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

We are entitled to 50% of the available processing capacity of the LM4 gas processing plant. Should Targa not use all of the remaining processing capacity at the plant on any day, such unutilized portion of the available capacity will be available for our use. Regardless of the actual portion of the plant available capacity utilized by each joint venture member during a given period, under the LM4 amended and restated limited liability company agreement, profits and losses and cash distributions of the LM4 joint venture are allocated 50/50 between Targa and us. LM4 was placed in service in 2019.

For the years ended December 31, 2024, 2023 and 2022, we had the following activity related to our agreements with LM4:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Processing fee incurred	$32.6	$24.0	$20.5
Earnings from equity investments	$14.0	$7.7	$5.3
Distributions received from equity investments	$17.2	$11.4	$13.0

Note 5. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2024	December 31, 2023
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,782.7	$1,703.7
Compressors, pumping stations and terminals	22 to 25 years	1,109.1	1,026.4
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	436.1	424.7
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.8	409.2
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	39.0	28.0
Construction-in-progress	N/A	250.1	136.3
Total property, plant and equipment, at cost		5,117.2	4,818.7
Accumulated depreciation		(1,791.8)	(1,589.5)
Property, plant and equipment, net		$3,325.4	$3,229.2

Note 6. Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2024	December 31, 2023
(in millions)
Accrued interest	$38.6	$35.8
Accrued capital expenditures	27.1	42.9
Other accruals	28.1	27.2
Total	$93.8	$105.9

Other current liabilities are as follows:

	December 31, 2024	December 31, 2023
(in millions)
Property and sales and use tax payable	$13.4	$11.5
Other current liabilities	0.2	0.6
Total	$13.6	$12.1

Note 7. Debt and Interest Expense

Total long-term debt is as follows:

	December 31, 2024	December 31, 2023
(in millions)
Fixed-rate senior notes:
5.625% due 2026	$800.0	$800.0
5.125% due 2028	550.0	550.0
6.500% due 2029	600.0	-
4.250% due 2030	750.0	750.0
5.500% due 2030	400.0	400.0
Total fixed-rate senior notes	3,100.0	2,500.0
Term Loan A facility	385.0	397.5
Revolving credit facility	15.0	340.0
Total Borrowings	3,500.0	3,237.5
Unamortized deferred financing costs and discounts	(28.1)	(26.1)
Total debt	3,471.9	3,211.4
Less: current maturities of long-term debt	22.5	12.5
Total long-term debt	$3,449.4	$3,198.9

As of December 31, 2024, the maturity profile of total debt, excluding deferred financing costs and discounts, is as follows:

(in millions)	Total	2025	2026	2027	2028	2029	2030
Fixed-rate senior notes	$3,100.0	$-	$800.0	$-	$550.0	$600.0	$1,150.0
Term Loan facility	385.0	22.5	32.5	330.0	-	-	-
Revolving credit facility	15.0	-	-	15.0	-	-	-
Total debt (excluding interest)	$3,500.0	$22.5	$832.5	$345.0	$550.0	$600.0	$1,150.0

Fixed‑Rate Senior Notes

In May 2024 the Partnership issued $600.0 million aggregate principal amount of 6.500% fixed‑rate senior unsecured notes due 2029 to qualified institutional investors. Interest is payable semi‑annually on June 1 and December 1, commencing December 1, 2024. The Partnership used the proceeds to reduce indebtedness outstanding under the Partnership’s revolving credit facility, with the remaining net proceeds for general corporate purposes.

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

In August 2021, the Partnership issued $750.0 million aggregate principal amount of 4.250% fixed‑rate senior unsecured notes due 2030 to qualified institutional investors. Interest is payable semi‑annually on February 15 and August 15. The Partnership used the proceeds to fund a 2021 repurchase transaction.

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

In December 2019, in connection with the Restructuring, the Partnership, assumed $800.0 million aggregate principal amount of 5.625% outstanding fixed-rate senior notes of HIP in a par-for-par exchange for newly issued 5.625% senior unsecured notes due 2026 of the Partnership. Interest is payable semi‑annually on February 15 and August 15. On February 3, 2025, the Partnership delivered a notice of redemption in respect of these notes. See Note 14, Subsequent Events.

At December 31, 2024 and 2023, the Partnership’s fixed-rate senior unsecured notes had a weighted average interest rate of 5.4% and 5.1%, respectively.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of December 31, 2024, we were in compliance with all debt covenants under the indentures.

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

Credit Facilities

In July 2022, the Partnership amended and restated its existing credit agreement for its senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400.0 million 5‑year Term Loan A facility. The amended and restated Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. At December 31, 2024, borrowings of $15.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $385.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2024, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At December 31, 2024, our total debt had a carrying value of $3,471.9 million and had a fair value of approximately $3,421.2 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at December 31, 2024, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Interest Paid

The total amount of interest paid on all fixed-rate senior notes and credit facilities, including facility fees, during the years ended December 31, 2024, 2023 and 2022 was $191.6 million, $170.6 million and $136.8 million, respectively.

Note 8. Partners’ Capital and Distributions

Shares Outstanding

As of December 31, 2024, our Sponsors and their affiliates, including our general partner, collectively held 898,000 Class A Shares (economic and voting) and 113,927,226 Class B Shares (non-economic, voting only) representing limited partner interests in the Company, and 113,927,226 Class B Units of the Partnership representing limited partner interests in the Partnership. Class B Units of the Partnership together with the equal number of Class B Shares of the Company are convertible to Class A Shares of the Company on a one-for-one basis.

The changes in the number of shares of the Company outstanding from December 31, 2021 through December 31, 2024 are as follows:

	Class A Shares
	Public	Sponsors	Total Class A Shares	Class B Shares Sponsors	Total Class A and Class B Shares
Balance, December 31, 2021	32,774,068	898,000	33,672,068	219,641,928	253,313,996
Equity-based compensation	95,778	-	95,778	-	95,778
Equity offering transaction - April 2022	10,235,000	-	10,235,000	(10,235,000)	-
Repurchase Transaction	-	-	-	(13,559,322)	(13,559,322)
Balance, December 31, 2022	43,104,846	898,000	44,002,846	195,847,606	239,850,452
Equity-based compensation	99,801	-	99,801	-	99,801
Repurchase Transaction - March 2023	-	-	-	(3,619,254)	(3,619,254)
Equity offering transaction - May 2023	12,765,000	-	12,765,000	(12,765,000)	-
Repurchase Transaction - June 2023	-	-	-	(3,350,084)	(3,350,084)
Equity offering transaction - August 2023	11,500,000	-	11,500,000	(11,500,000)	-
Repurchase Transaction - September 2023	-	-	-	(3,301,420)	(3,301,420)
Repurchase Transaction - November 2023	-	-	-	(3,370,407)	(3,370,407)
Balance, December 31, 2023	67,469,647	898,000	68,367,647	157,941,441	226,309,088
Equity-based compensation	69,253	-	69,253	-	69,253
Equity offering transaction - February 2024	11,500,000	-	11,500,000	(11,500,000)	-
Repurchase Transaction - March 2024	-	-	-	(2,816,901)	(2,816,901)
Equity offering transaction - May 2024	11,500,000	-	11,500,000	(11,500,000)	-
Repurchase Transaction - June 2024	-	-	-	(2,724,052)	(2,724,052)
Equity offering transaction - September 2024	12,650,000	-	12,650,000	(12,650,000)	-
Repurchase Transaction - September 2024	-	-	-	(2,823,262)	(2,823,262)
Balance, December 31, 2024	103,188,900	898,000	104,086,900	113,927,226	218,014,126

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2022	May 5, 2022	May 13, 2022	$0.5492
Second Quarter 2022	August 4, 2022	August 12, 2022	$0.5559
Third Quarter 2022	November 3, 2022	November 14, 2022	$0.5627
Fourth Quarter 2022	February 2, 2023	February 13, 2023	$0.5696
First Quarter 2023	May 4, 2023	May 12, 2023	$0.5851
Second Quarter 2023	August 3, 2023	August 14, 2023	$0.6011
Third Quarter 2023	November 2, 2023	November 14, 2023	$0.6175
Fourth Quarter 2023	February 8, 2024	February 14, 2024	$0.6343
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024	August 8, 2024	August 14, 2024	$0.6677
Third Quarter 2024	November 7, 2024	November 14, 2024	$0.6846
Fourth Quarter 2024(1)	February 6, 2025	February 14, 2025	$0.7012

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

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net income	659.0	607.7	620.6
Less: Net income attributable to noncontrolling interest	435.9	489.1	536.7
Net income attributable to Hess Midstream LP	223.1	118.6	83.9
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$2.51	$2.11	$2.03
Diluted:	$2.49	$2.08	$2.01
Weighted average Class A shares outstanding:
Basic:	89.0	56.2	41.3
Diluted:	89.0	56.3	41.4

For the year ended December 31, 2024, the weighted average number of Class A Shares outstanding included 31,426 dilutive restricted shares (2023: 40,210 shares; 2022: 70,795 shares).

In computing the dilutive effect, if any, of an exchange of Class B Units of the Partnership together with the equal number of Class B Shares of the Company to Class A Shares of the Company, net income attributable to Class A shareholders is adjusted, including for additional income tax expense, due to elimination of the noncontrolling interest associated with Class B Units of the Partnership. For the years ended December 31, 2024 and 2023, the “if-converted” method was more dilutive. A reconciliation of the numerator and the denominator of the diluted earnings per Class A Share calculation under the “if-converted” method, is presented below:

	Year Ended December 31,
	2024	2023	2022
(in millions, except per share data)
Diluted net income per share
Numerator:
Net income attributable to Hess Midstream LP	$223.1	$118.6	$83.9
Effect of exchange of Class B Units of the Partnership and the equal number of Class B Shares of the Company to Class A Shares of the Company	435.9	489.1	536.7
Effect of income tax expense on additional income attributable to Hess Midstream LP(1)	(106.3)	(119.3)	(130.9)
Diluted net income attributable to Hess Midstream LP	$552.7	$488.4	$489.7
Denominator:
Basic weighted average Class A Shares outstanding	89.0	56.2	41.3
Effect of dilutive securities:
Weighted average Class B Units/Shares	132.8	177.9	202.0
Restricted equity-based awards	-	0.1	0.1
Diluted weighted average shares outstanding	221.8	234.2	243.4
Diluted net income attributable to Hess Midstream LP per Class A Share	$2.49	$2.08	$2.01
(1)
Income tax effect is calculated assuming 24.39% blended U.S. federal and state income tax rate.

Note 10. Concentration of Credit Risk

As of December 31, 2024 and 2023, Hess and its affiliates represented approximately 97% and 98%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the years ended December 31, 2024, 2023 and 2022 were approximately 98%, 99%, and 100%, respectively.

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

As of December 31, 2024, our reserves for all estimated remediation liabilities, inclusive of the produced water release discussed above, in Accrued liabilities and Other noncurrent liabilities were $1.9 million and $1.4 million, respectively, compared with $1.7 million and $5.3 million, respectively, as of December 31, 2023.

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

On or about March 14, 2023, the Company received a Notice of Violation (the “Notice”) from the North Dakota Department of Environmental Quality (“DEQ”) in connection with the produced water release described under Environmental Contingencies above. The Notice alerted the Company that it may have violated the State’s water pollution control laws, but neither imposed nor waived any enforcement action. On January 11, 2024, the DEQ proposed an Administrative Consent Agreement (“ACA”) that included an administrative penalty of $0.4 million and further line monitoring practices with respect to certain water gathering pipelines. In December 2024, the Company finalized a settlement agreement with the DEQ for a total administrative penalty amount of $0.3 million.

Based on currently available information, we believe it is remote that the outcome of known matters, including the produced water release described above, would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of December 31, 2024 and December 31, 2023, we did not have material accrued liabilities for legal contingencies.

Lease and Purchase Obligations

As of December 31, 2024 and 2023, we did not have material lease obligations.

As of December 31, 2024, we had unconditional purchase commitments of $6.9 million for the year ending December 31, 2025, and none for the years thereafter.

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

Our CODM evaluates the segments’ operating performance based on Adjusted EBITDA, defined as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted for other non‑cash, non‑recurring items, if applicable. For all of the segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for Adjusted EBITDA on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

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
•
Other DAPL Connections. Various connections into DAPL that receive crude oil by pipeline from the crude oil gathering system for delivery into DAPL.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2024
Revenues and other income	$799.1	$577.7	$118.7	$1,495.5	$-	$1,495.5
Operating and maintenance expenses (exclusive of depreciation shown separately below)	203.5	112.9	30.9	347.3	-	347.3
Depreciation expense	126.7	59.1	17.3	203.1	-	203.1
General and administrative expenses	10.3	5.3	1.0	16.6	9.5	26.1
Income from equity investments	-	14.0	-	14.0	-	14.0
Interest expense, net	-	-	-	-	202.2	202.2
Income tax expense	-	-	-	-	71.8	71.8
Adjusted EBITDA	585.3	473.5	86.8	1,145.6
Capital expenditures	270.2	17.6	0.7	288.5

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2023
Revenues and other income	$730.0	$501.7	$116.9	$1,348.6	$-	$1,348.6
Operating and maintenance expenses (exclusive of depreciation shown separately below)	185.3	99.0	28.7	313.0	-	313.0
Depreciation expense	115.6	59.9	17.0	192.5	-	192.5
General and administrative expenses	10.9	5.3	1.3	17.5	8.7	26.2
Income from equity investments	-	7.7	-	7.7	-	7.7
Interest expense, net	-	-	-	-	179.0	179.0
Income tax expense	-	-	-	-	37.9	37.9
Adjusted EBITDA	533.8	405.1	86.9	1,025.8
Capital expenditures	224.5	11.2	10.0	245.7

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Year Ended December 31, 2022
Revenues and other income	$677.9	$470.8	$126.5	$1,275.2	$-	$1,275.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	170.2	85.0	24.4	279.6	-	279.6
Depreciation expense	107.4	57.7	16.2	181.3	-	181.3
General and administrative expenses	10.7	4.3	0.9	15.9	7.2	23.1
Income from equity investments	-	5.3	-	5.3	-	5.3
Interest expense, net	-	-	-	-	149.3	149.3
Income tax expense	-	-	-	-	26.6	26.6
Adjusted EBITDA	497.0	386.8	101.2	985.0
Capital expenditures	210.2	8.8	12.8	231.8

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Year Ended December 31,
(in millions)	2024	2023	2022
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$1,145.6	$1,025.8	$985.0
Less:
Depreciation expense	203.1	192.5	181.3
Unallocated general and administrative expenses	9.5	8.7	7.2
Interest expense, net	202.2	179.0	149.3
Income before income tax expense	$730.8	$645.6	$647.2

Total assets for reportable segments are as follows:

	December 31, 2024	December 31, 2023
(in millions)
Gathering	$2,299.0	$2,138.6
Processing and Storage(1)	1,010.9	1,048.4
Terminaling and Export	248.1	264.4
Total reportable segments assets	3,558.0	3,451.4
Interest and Other	593.0	338.1
Total consolidated assets	$4,151.0	$3,789.5
(1)
Includes investment in equity investees of $87.0 million as of December 31, 2024 and $90.2 million as of December 31, 2023.

Note 13. Income Taxes

Although the Company is a Delaware limited partnership, we are subject to corporate income tax on our share of the Partnership’s earnings because of our election to be treated as a corporation for U.S. federal and state income tax purposes. The provision for income taxes consisted of:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal
Current	$0.2	$0.1	$0.1
Deferred taxes and other accruals	59.1	31.2	22.8
State	12.5	6.6	3.7
Total provision for income taxes	$71.8	$37.9	$26.6

The difference between the effective income tax rate and the U.S. statutory rate is reconciled below:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest in partnership	(12.5)	(15.9)	(17.4)
State income taxes, net of federal income tax	1.4	0.8	0.5
Effective rate	9.9%	5.9%	4.1%

As a result of the equity offering and unit repurchase transactions (see Note 3, Equity Transactions), we recognized an additional deferred tax asset in the total amount of $329.8 million (2023: $185.1 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital due to the transactions being characterized as transactions among or with shareholders.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
(in millions)
Deferred tax liabilities
Investments	$(0.5)	$(0.5)
Total deferred tax liabilities	(0.5)	(0.5)
Deferred tax assets
Investments	514.5	278.2
Net operating loss carryforwards	68.1	46.2
Total deferred tax assets	582.6	324.4
Net deferred tax assets (liabilities)	$582.1	$323.9

At December 31, 2024, we have recognized a deferred tax asset of $56.5 million related to U.S. federal net operating loss carryforwards which do not expire and $11.6 million related to U.S. state net operating loss carryforwards which begin to expire in 2029. We have no unrecognized tax benefits or interest and penalties related to tax liabilities recorded in the financial statements. For the years presented, we earned all net income before taxes in the United States. We file income tax returns in the U.S. and various states. We are not subject to corporate income tax examination for years prior to 2021.

Note 14. Subsequent Events

On January 13, 2025, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 2,572,677 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on January 15, 2025. The purchase price per Class B Unit was $38.87, the closing price of the Class A Shares on January 13, 2025. The unit repurchase transaction was funded using borrowings under the Partnership’s existing revolving credit facility (see Note 7, Debt and Interest Expense).

On January 27, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7012 per Class A Share for the quarter ended December 31, 2024. The distribution was paid on February 14, 2025 to shareholders of record as of the close of business on February 6, 2025. On February 14, 2025, the Partnership also made a distribution of $0.7012 per Class B Unit of the Partnership to the Sponsors.

On February 12, 2025, the Partnership issued $800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 at par to qualified institutional investors. The Partnership intends to use the net proceeds from the issuance of the new notes, along with borrowings under its revolving credit facility, to redeem its outstanding $800.0 million aggregate principal amount of 5.625% senior notes due 2026 (the “2026 Notes”). The Partnership delivered a notice of redemption in respect of the 2026 Notes on February 3, 2025.

On February 12, 2025, GIP sold an aggregate of 11,000,000 of our Class A Shares in an underwritten public offering at a price of $39.45 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,650,000 Class A Shares at the same price per Class A Share, which was exercised in full on February 19, 2025. GIP received net proceeds from the offering of approximately $494.7 million, after deducting underwriting discounts. The Company did not receive any proceeds in the offering. The offering was conducted pursuant to a registration rights agreement among us and the Sponsors. As a result of this public equity offering transaction and the unit repurchase transaction described above, the Company’s consolidated ownership in the Partnership increased to approximately 54.2% at February 19, 2025 from approximately 47.7% at December 31, 2024, and the noncontrolling interest decreased to 45.8% from 52.3%, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2024, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

ITEM 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Directors and Executive Officers of GP LLC

Directors have been elected by HIP GP LLC and will hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers have been appointed by, and will serve at the discretion of, the Company Board. The following table shows information for the directors and executive officers of GP LLC as of February 27, 2025.

Name	Age	Position with Hess Midstream GP LLC
John B. Hess	70	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	51	President and Chief Operating Officer
Jonathan C. Stein	55	Chief Financial Officer
Timothy B. Goodell	67	General Counsel and Secretary
John P. Rielly	62	Director and Vice President
Gregory P. Hill	63	Director
Gerbert Schoonman	59	Director
William J. Brilliant	49	Director
Scott E. Telesz	57	Director
James K. Lee	43	Director
David W. Niemiec	75	Director
John P. Reddy	72	Director
Stephen J. J. Letwin	69	Director

John B. Hess. John B. Hess was appointed as Chairman of the Company Board in September 2019 and has served as Chief Executive Officer of GP LLC since September 2019. Mr. Hess served as Chairman of the board of directors (the “Partnership Board”) of Hess Midstream Partners GP LLC (“MLP GP LLC”) from September 2014 to December 2019 and as Chief Executive Officer of MLP GP LLC from July 2014 to December 2019. Mr. Hess has served as Chief Executive Officer of Hess since 1995. Mr. Hess joined Hess in May 1977 and was elected a director in November 1978. He served as Chairman of the Board and Chief Executive Officer of Hess from 1995 until 2013. Mr. Hess has served as a member of the board of directors of The Goldman Sachs Group, Inc. since June 2024 and previously served as member of the board of directors of KKR & Co. Inc. (formerly KKR & Co. L.P.) from 2011 to 2023. We believe that Mr. Hess’ extensive experience in the energy industry, including his nearly 50-year career with Hess and his extensive leadership experience in his roles as Chief Executive Officer and Chairman of the Board of Hess, makes him well qualified to serve as Chairman of the Company Board.

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

James K. Lee. James K. Lee was appointed a member of the Company Board in February 2022. Mr. Lee is currently a Partner of GIP. He joined GIP in April 2009 and focuses on North American energy investments. Mr. Lee was actively involved in GIP’s investment in the Partnership. Prior to joining GIP, Mr. Lee was an investment banker at Goldman Sachs Australia from 2006 to 2009. Mr. Lee previously served as a director of the managing member of EnLink Midstream, LLC from 2020 to 2022 and on the Board of Directors of Competitive Power Ventures, a privately held electric power generation development and asset management company, from 2019 to 2021. We believe that Mr. Lee’s financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

John P. Reddy. John P. Reddy was appointed a member of the Company Board in December 2019. Mr. Reddy served as a member of the Partnership Board from June 2017 to December 2019. Mr. Reddy has over 20 years of experience in senior financial roles at public companies in the midstream energy sector. Mr. Reddy most recently served as Chief Financial Officer of Spectra Energy Corporation, an owner and operator of pipeline and midstream energy assets, from 2009 to 2017, and Chief Financial Officer of its sponsored master limited partnership, Spectra Energy Partners. Prior to that, he served as Senior Vice President and Chief Financial Officer of Atmos Energy Corporation and in various financial roles with Pacific Enterprises Corporation. Mr. Reddy previously served on the board of directors of Overseas Shipholding Group, Inc. from 2018 to 2024, DCP Midstream, LLC from 2009 until 2017, and Paragon Offshore Plc from 2014 until 2017. We believe that Mr. Reddy’s extensive financial and industry experience makes him well qualified to serve as a member of the Company Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our shares with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2024, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Insider Trading Policy and Procedures

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to all our personnel, including directors, officers, seconded employees, and other covered persons. The policy also applies to the company to comply with all applicable federal and state securities laws when transacting in its securities. We believe our insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of our insider trading policy was filed as Exhibit 19 to this annual report on Form 10-K.

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

Decisions with respect to awards of phantom units to our NEOs are made by the board of directors of GP LLC in consultation with Hess’ board of directors and Hess’ executive officers, taking into account the NEO’s role within our organization, including duties, responsibilities and seniority levels. For 2024, 2023 and 2022, such awards were not granted to our NEOs who are also executive officers of Hess on the basis that the scope of their duties involving us relative to their overall duties as executive officers of Hess did not warrant such awards.

For 2024, 2023 and 2022, phantom unit awards to our NEOs included distribution equivalent rights that vest ratably over a three‑year period following the date of grant, subject to the NEO’s continued service to Hess through the vesting date. Upon vesting, each phantom unit is paid in the form of a Class A Share in us, or an equivalent amount of cash, subject to applicable tax withholdings. Award amounts, which are set forth below were determined based on the judgment and industry experience of the board members (in consultation with Hess, as described above), taking into account the factors discussed above. We did not engage an independent compensation consultant or other advisor in making such decisions and did not benchmark award amounts against any specific peer group of companies.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2024, 2023 and 2022, which is limited to awards granted under our LTIP. Our NEOs have separately received compensation from Hess, none of which is specifically attributable to us. Under our secondment agreement with Hess, we pay Hess a fee in exchange for making the services of NEOs available to us.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2024	$-	$-	$-	$-	$-
	2023	-	-	-	-	-
	2022	-	-	-	-	-
Jonathan C. Stein, Chief Financial Officer	2024	-	-	$534,549(2)	-	$534,549(2)
	2023	-	-	$298,033(3)	-	$298,033(3)
	2022	-	-	$249,992	-	$249,992
John A. Gatling, President and Chief Operating Officer	2024	-	-	$250,010	-	$250,010
	2023	-	-	$249,992	-	$249,992
	2022	-	-	$249,992	-	$249,992
Timothy B. Goodell, General Counsel and Secretary	2024	-	-	-	-	-
	2023	-	-	-	-	-
	2022	-	-	-	-	-
John P. Rielly, Vice President	2024	-	-	-	-	-
	2023	-	-	-	-	-
	2022	-	-	-	-	-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP and the incremental fair value of certain modifications to phantom unit awards granted pursuant to our LTIP, in each case, determined in accordance with FASB ASC Topic 718.

(2) Amount shown also reflects an incremental fair value of $284,539, resulting from the board of directors of GP LLC’s decision to modify the vesting date of all unvested phantom units held by Mr. Stein to November 8, 2024, as permitted by our LTIP.

(3) Amount shown also reflects an incremental fair value of $48,041, resulting from the board of directors of GP LLC’s decision to modify the vesting date of certain unvested phantom units held by Mr. Stein to December 2023, as permitted by our LTIP.

Grants of Plan-Based Awards for 2024

The following table provides information regarding phantom units granted to our NEOs in 2024. The phantom units include distribution equivalent rights and vest ratably over three years following the date of grant.

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)
John B. Hess	-	-	$-
Jonathan C. Stein	3/8/2024	7,135	$534,549(2)
John A. Gatling	3/8/2024	7,135	$250,010
Timothy B. Goodell	-	-	$-
John P. Rielly	-	-	$-

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

(2) Amount shown also reflects an incremental fair value of $284,539, resulting from the board of directors of GP LLC’s decision to modify the vesting date of certain unvested phantom units held by Mr. Stein to November 2024, as permitted by our LTIP.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2024.

Name	Number of shares that have not vested(1)	Market value of shares that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	-	$-
John A. Gatling	15,517	$574,595
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

(1) Amount shown represents outstanding unvested phantom units as of December 31, 2024. The awards vest in three equal annual installments.

(2) Value shown is based on the closing market price of the Class A Shares on December 31, 2024, the last trading day of 2024, of $37.03 per share.

Options Exercised and Shares Vested in Fiscal 2024

The following table provides information regarding the exercise of options and vesting of shares held by our NEOs during the fiscal year ended December 31, 2024.

	Unit Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
John B. Hess	-	$-
Jonathan C. Stein	15,517	$544,181
John A. Gatling	9,154	$320,756
Timothy B. Goodell	-	$-
John P. Rielly	-	$-

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

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2024, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

Set forth below is the total estimated value, assuming that a change in control occurred on December 31, 2024 and the employment of each NEO terminated on that date under circumstances entitling them to accelerated vesting of the phantom units.

Name	Phantom Units ($)	Total ($)
John B. Hess	-	-
Jonathan C. Stein	$-	$-
John A. Gatling	$574,595	$574,595
Timothy B. Goodell	-	-
John P. Rielly	-	-

The amounts in the table above were calculated assuming a change in control occurred on December 31, 2024 using the closing price of our Class A Shares on December 31, 2024 (the last trading day of our fiscal year) of $37.03 per Class A Share.

Compensation of Our Directors

The officers or employees of Hess or GIP who also serve as our directors do not receive additional compensation for their service as a director of Hess Midstream GP LLC. Our directors who are not officers or employees of Hess or GIP, or “non‑employee directors,” receive cash and equity‑based compensation for their services as directors. The non‑employee director compensation program consists of the following:

•
an annual cash retainer of $65,000;
•
an additional annual cash retainer of $15,000 for service as the lead director or chair of the audit committee and $10,000 for service as the chair of the conflicts committee; and
•
an annual award of phantom units granted under the LTIP having a value as of the grant date of approximately $65,000. The phantom units vest on the first anniversary of the date of the grant.

Such directors also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings and are covered by our director and officer liability insurance policies. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
David W. Niemiec	$80,000	$64,999	$144,999
John P. Reddy	$70,000	$64,999	$134,999
Stephen J. J. Letwin	$70,000	$64,999	$134,999

(1) Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of shares of Hess Midstream LP as held by beneficial owners of 5% or more of the shares, by each of our current directors and named executive officers, and by all of our current directors and executive officers as a group. Amounts for directors and named executive officers include phantom units outstanding pursuant to the Hess Midstream LP 2017 Long‑Term Incentive Plan that vest within 60 days of February 19, 2025.

	Shares Beneficially Owned by Certain Beneficial Owners(1)
	Class A Shares		Class B Shares(2)		Combined Voting Power(3)
Name of beneficial owner	Number	% of class	Number	% of class	Number	% of class
Entities Affiliated with Hess Midstream GP LP, our general partner (4)	99,602,549	46.23%(5)	98,704,549	100%	99,602,549	46.23%
Goldman Sachs Asset Management 200 West Street New York, NY 10282	5,250,344	4.50%(6)	-	-	5,250,344	2.44%
ALPS Advisors, Inc. 1290 Broadway, Suite 1000 Denver, CO 80203	20,104,557	17.22%(7)	-	-	20,104,557	9.33%

Directors/Named Executive Officers
John B. Hess	-	*	-	-	-	*
John A. Gatling	64,544	*	-	-	64,544	*
Jonathan C. Stein	59,945	*	-	-	59,945	*
John P. Rielly	20,000	*	-	-	20,000	*
Gregory P. Hill	4,350	*	-	-	4,350	*
Gerbert G. Schoonman	3,249	*	-	-	3,249	*
Timothy B. Goodell	12,500	*	-	-	12,500	*
William J. Brilliant(8)	-	-	-	-	-	-
Scott E. Telesz(8)	-	-	-	-	-	-
James K. Lee(8)	-	-	-	-	-	-
David W. Niemiec	49,359	*	-	-	49,359	*
John P. Reddy	23,269	*	-	-	23,269	*
Stephen J.J. Letwin	31,255	*	-	-	31,255	*
All Directors and Executive Officers as a group (13 persons)	268,471	*	-	-	268,471	*

*Less than 1%.

(1)
This information is as of February 19, 2025 for the named directors and executive officers and entities affiliated with the General Partner, and as of September 30, 2024 and December 31, 2024, respectively for the other beneficial owners.
(2)
Class B Shares have no economic rights, but entitle the holder thereof to one vote for each Class B Unit in the Partnership held by such holder. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis.
(3)
Represents percentage of voting power of the Class A Shares and Class B Shares voting together as a single class.
(4)
Hess Midstream GP LP, our general partner, is the record holder of 898,000 Class A Shares and 35,372,806 Class B Shares. Each of Hess Investments North Dakota LLC (“HINDL”) and GIP II Blue Holding, L.P. (“Blue Holding”) holds an indirect 50% ownership of our general partner and may therefore be deemed to beneficially own such Class A Shares and Class B Shares. In addition, HINDL owns 81,018,146 Class B Units and Blue Holding owns 17,686,403 Class B Units in the Partnership, which, together with a corresponding number of Class B Shares, may be redeemed for Class A Shares on a one-for-one basis at the option of the holder. Hess is the parent company of HINDL and may therefore be deemed the beneficial owner of the securities beneficially owned by HINDL. The general partner of Blue Holding is GIP Blue Holding GP, LLC, a Delaware limited liability company (“Blue Holding GP”). Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”) is the sole member of Blue Holding GP. Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors” and, together with Global GP, Blue Holding GP and Blue Holding, the “GIP Entities”) is the sole general partner of Global GP. As a result, each of Blue Holding GP, Global GP and Global Investors may be deemed to share beneficial ownership of the securities beneficially owned by Blue Holding. In addition, BlackRock Portfolio Management LLC, a subsidiary of BlackRock Inc., may be deemed to share beneficial ownership of the securities beneficially owned by Blue Holding. As security for Blue Holding’s obligations under its term loan facility, Blue Holding pledged substantially all of the assets of Blue Holding, including all Class B Units in the Partnership held by Blue Holding and all Class A Shares owned by Hess Midstream GP LP in which Blue Holding has an indirect ownership interest, but only to the extent such shares are actually distributed to Blue Holding (collectively, the “Pledged Securities”). All voting rights and rights to receive dividends or distributions with respect to the Pledged Securities will remain with Blue Holding unless the Pledged Securities are foreclosed upon in accordance with the agreements governing the Blue Holding’s term loan facility. The address for Hess Corporation is 1185 Avenue of the Americas, New York, NY 10036, and the address for our general partner and HINDL is 1501 McKinney Street, Houston TX 77010. The address for each of the GIP Entities is c/o Global Infrastructure Investors II LLC, c/o Global Infrastructure Management, LLC, 50 Hudson Yards, Fl. 18, New York, NY 10001.
(5)
Assumes the full redemption and exchange of all Class B Units in the Partnership owned by HINDL and Blue Holding, and a corresponding number of Class B Shares, for Class A Shares.
(6)
Based on a Schedule 13G/A filed with the SEC on November 8, 2024, Goldman Sachs Asset Management, L.P. (“Goldman Sachs”) has shared voting and dispositive power over the Class A Shares. This amount includes (y) 5,250,344 Class A Shares over which Goldman Sachs has shared voting power and (z) 5,250,344 Class A Shares over which Goldman Sachs has shared dispositive power.

(7)
Based on a Schedule 13G jointly filed with the SEC on February 13, 2025, ALPS Advisors, Inc. (“AAI”) and Alerian MLP ETF have shared voting and dispositive power of the Class A Shares. This amount includes (y) 20,104,557 Class A Shares over which AAI has shared voting power and (z) 20,104,557 Class A Shares over which AAI has shared dispositive power with a certain investment company that AAI acts as an investment adviser to.
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

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of February 19, 2025, except as otherwise noted, by each of our current directors and named executive officers and by all current directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	26,602,202(b)(c)(d)(e)	8.61%	667,896
John A. Gatling	21,372	*	4,150
Jonathan C. Stein	30,665	*	5,157
John P. Rielly	415,097	*	62,188
Gregory P. Hill	201,400	*	103,665
Timothy B. Goodell	211,581	*	38,156
Gerbert G. Schoonman	43,172	*	7,450
William J. Brilliant	-	-	-
Scott E. Telesz	-	-	-
James K. Lee	-	-	-
David W. Niemiec	-	-	-
John P. Reddy	-	-	-
Stephen J.J. Letwin	-	-	-
All Directors and Executive Officers as a group (13 persons)	27,525,509	8.92%	888,662

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)
These figures include 73,633 shares vested in the name of Mr. Hess, 5,020 shares vested in the name of Mr. Rielly, 1,830 shares vested in the name of Mr. Stein, and 80,483 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 84,429 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hess, 62,799 shares held in escrow under these plans for Mr. Hill, 26,565 shares held in escrow under these plans for Mr. Rielly, 8,286 shares held in escrow under these plans for Mr. Gatling and 218,853 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.
b)
This amount includes 7,067,802 shares held by a limited partnership. Mr. Hess serves on the management committee of the general partner of this limited partnership and shares voting and dispositive power with respect to shares held by the limited partnership.
c)
This amount includes 6,436,881 shares held by the Hess Foundation, Inc. of which Mr. Hess is a director and as to which Mr. Hess has sole voting power and shares dispositive power with certain other directors of the foundation.
d)
This amount includes:
•
187,083 shares owned directly by Mr. Hess.
•
667,896 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•
300,000 shares held by a limited liability company, for which Mr. Hess serves as investment manager and has sole voting and dispositive power.
•
6,328,638 shares held by Mr. Hess’ siblings or by trusts for the benefit of Mr. Hess’ siblings or their children, as to which Mr. Hess has sole voting power and as to 706,273 shares of which he shares dispositive power pursuant to a shareholder’s agreements among, inter alia, Mr. Hess and his siblings. 631,702 of these shares (representing approximately 0.2% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess has no financial or economic interest in the shares pledged by the trusts.
•
2,559,679 shares held by a trust established for the benefit of Mr. Hess, as to which Mr., Hess has sole voting power.
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

ITEM 13. Certain Relationships and Related Party Transactions and Director Independence

As of December 31, 2024, the Sponsors own all of the ownership interests in HIP GP LLC, which owns all of the ownership interests in our general partner and in GP LLC, the general partner of our general partner. As of December 31, 2024, the Sponsors, through their ownership interests in our general partner, own, in the aggregate, 898,000 of our Class A Shares (economic and voting) and 113,927,226 of our Class B Shares (non-economic, voting only). In addition, as of December 31, 2024, the Sponsors own 113,927,226 of Class B Units in Hess Midstream Operations LP, or the Partnership, representing an approximate 52.3% noncontrolling interest in the consolidated entity. Class B Shares of the Company together with an equal number of Class B Units in the Partnership are convertible to Class A Shares of the Company on a one-for-one basis. The Sponsors obtained their Class A Shares of the Company, Class B Shares of the Company and Class B Units of the Partnership on December 16, 2019 at the closing of the Restructuring.

On October 22, 2023, Hess entered into the Chevron Merger Agreement with Chevron and Merger Subsidiary. The Chevron Merger Agreement provides that, among other things and subject to the terms and conditions of the Chevron Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the Chevron Merger. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Chevron Merger. HGEL, a wholly‑owned subsidiary of Hess, is currently in arbitration relating to the applicability of the Stabroek ROFR contained in the operating agreement among HGEL and affiliates of Exxon Mobil Corporation and China National Offshore Oil Corporation. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Chevron Merger has been scheduled for May 2025, with a decision expected in the third quarter. Hess cannot predict the date on which the Chevron Merger will be completed because it is subject to conditions beyond Hess’ control, including the outcome of the arbitration. If the Chevron Merger is completed, Chevron will acquire Hess’ 37.8% ownership in the Company, including its right to appoint four directors to the Company’s Board. The Company’s contract structure remains in place.

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

Repurchase Transactions

Pursuant to the repurchase transactions, the Sponsors received an aggregate purchase price of $400 million in 2022, $400 million in 2023 and $300 million in 2024 in exchange for the Partnership’s repurchase of 13,559,322 Class B Units, 13,641,165 Class B Units and 8,364,215 Class B Units, respectively.

The Restructuring

After consummation of the Restructuring, the Sponsors and their affiliates received an aggregate of 898,000 Class A Shares, 266,416,928 Class B Units representing noncontrolling limited partner interests in the Partnership and aggregate cash consideration of $601.8 million.

Operational Stage

We will generally make cash distributions to holders of Class A Shares pro rata, including to Hess Midstream GP LP, our general partner in its capacity, as the holder of an aggregate of 898,000 Class A Shares. The Partnership will generally make cash distributions to holders of units in the Partnership, including to the Sponsors as holders of an aggregate of 113,927,226 Class B Units outstanding at December 31, 2024, pro rata.

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

ITEM 14. Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for professional services performed by PricewaterhouseCoopers LLP and Ernst & Young LLP, our independent registered public accounting firms, for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
(in thousands)	2024	2023
Audit Fees	$1,860	$1,650
Audit Related Fees	$-	$34
Tax Fees	-	-
All Other Fees	$2	-
Total	$1,862	$1,684

Audit Fees for the fiscal years ended December 31, 2024 and 2023 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters issued in connection with the underwritten public equity offerings and issuance of senior unsecured notes and SEC related filings. Effective May 2024, we changed our independent registered public accounting firm from Ernst & Young LLP to PricewaterhouseCoopers LLP. The fees for professional services seen above are for services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2024, and Ernst & Young LLP for the year ended December 31, 2023.

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

For the years ended December 31, 2024 and 2023, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2025.

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
2.1

Partnership Restructuring Agreement, dated as of October 3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, Hess Midstream GP LLC, Hess Midstream New Ventures II, LLC, Hess Investments North Dakota LLC, GIP II Blue Holding Partnership, L.P., and Hess Infrastructure Partners Holdings LLC (incorporated by reference herein to Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on October 4, 2019)

2.2

Agreement and Plan of Merger, dated as of October 3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, and Hess Midstream New Ventures II, LLC (incorporated by reference herein to Exhibit 2.2 to the Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on October 4, 2019)

3.1

Certificate of Limited Partnership of Hess Midstream LP, dated as of September 27, 2019 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-234095) filed on October 4, 2019)

3.2

Amended and Restated Agreement of Limited Partnership of Hess Midstream LP, dated as of December 16, 2019 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)

4.1

Amendment and Restatement Agreement dated as of July 14, 2022, among Hess Midstream LP, Hess Midstream Operations LP, JPMorgan Chase Bank, N.A. and the other parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2022)

4.2

Indenture, dated as of December 16, 2019, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.2 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.3

Indenture, dated as of December 10, 2019, by and between Hess Midstream Partners LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 10, 2019)

4.4

Indenture, dated as of November 22, 2017, by and among Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.3 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.5

First Supplemental Indenture, dated November 1, 2019 to the Indenture, dated as of November 22, 2017, by and among Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.4 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.6

Second Supplemental Indenture, dated December 16, 2019 to the Indenture, dated as of November 22, 2017, by and among Hess Midstream Operations LP, Hess Infrastructure Partners LP, Hess Infrastructure Partners Finance Corporation, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference hereinto Exhibit 4.5 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.7

First Supplemental Indenture, dated December 16, 2019 to the Indenture, dated as of December 10, 2019, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.6 to Predecessor’s Current Report on Form 8-K (File No. 001-38050) filed on December 16, 2019)

4.8

Indenture, dated as of August 5, 2021, by and among Hess Midstream Operations LP, Wells Fargo Bank, National Association, as trustee, and certain guarantors party thereto (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021)

4.9

Indenture, dated as of April 8, 2022, by and among Hess Midstream Operations LP, certain guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022)

4.10

Indenture, dated as of May 16, 2024, by and among Hess Midstream Operations LP, the Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024)

4.11

Indenture, dated as of February 12, 2025, by and among Hess Midstream Operations LP, the Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2025)

4.12	Description of Class A Shares (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K12B (File No. 001-39163) filed on December 17, 2019)
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
10.7†

Second Amended and Restated Terminal and Export Services Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess North Dakota Export Logistics LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.8†

Storage Services Agreement, effective as of January 1, 2014, by and between Solar Gas, Inc. and Hess Mentor Storage LLC (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.9†

Amended and Restated Crude Oil Gathering Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.10†

Second Amended and Restated Gas Processing and Fractionation Agreement effective as of January 1, 2014 by and between Hess Trading Corporation and Hess Bakken Processing LLC (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.11†

Second Amended and Restated Gas Gathering Agreement effective as of January 1, 2014 by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.12

Amendment No. 1 to Second Amended and Restated Gas Processing and Fractionation Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess Bakken Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.13

Amendment No. 1 to Second Amended and Restated Terminal and Export Services Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Export Logistics LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.14

Amendment No. 1 to Amended and Restated Crude Oil Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.15

Amendment No. 1 to Second Amended and Restated Gas Gathering Agreement, effective as of January 1, 2021, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.16

Unit Repurchase Agreement, dated as of January 13, 2025, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2025)

19.1	Insider Trading Policy
21.1	Subsidiaries of Hess Midstream LP
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
24.1	Power of Attorney (set forth on the signature page hereof)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Hess Midstream LP Compensation Recovery Policy (incorporated by reference herein to Exhibit 97.1 to the Company’s Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.

# Compensatory plan or arrangement.
* Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2025.

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

Signature	Title	Date
/s/ John B. Hess	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
John B. Hess

/s/ Jonathan C. Stein	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Jonathan C. Stein
/s/ John P. Rielly	Director and Vice President	February 27, 2025
John P. Rielly
/s/ Gregory P. Hill	Director	February 27, 2025
Gregory P. Hill
/s/ Gerbert Schoonman	Director	February 27, 2025
Gerbert Schoonman
/s/ William J. Brilliant	Director	February 27, 2025
William J. Brilliant
/s/ Scott E. Telesz	Director	February 27, 2025
Scott E. Telesz
/s/ James K. Lee	Director	February 27, 2025
James K. Lee
/s/ David W. Niemiec	Director	February 27, 2025
David W. Niemiec
/s/ John P. Reddy	Director	February 27, 2025
John P. Reddy
/s/ Stephen J.J. Letwin	Director	February 27, 2025
Stephen J.J. Letwin