Form 10-Q
period 2025-03-31
Hess Midstream LP
filed 2025-05-08
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

116,778,607 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2025.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	March 31,	December 31,
	2025	2024
(in millions, except share amounts)
Assets
Cash and cash equivalents	$6.1	$4.3
Accounts receivable from contracts with customers:
Accounts receivable—trade	4.0	3.6
Accounts receivable—affiliate	136.7	135.3
Other current assets	3.3	6.2
Total current assets	150.1	149.4
Equity investments	85.5	87.0
Property, plant and equipment, net	3,324.4	3,325.4
Long-term receivable—affiliate	-	0.2
Deferred tax asset	697.5	582.6
Other noncurrent assets	6.1	6.4
Total assets	$4,263.6	$4,151.0
Liabilities
Accounts payable—trade	$25.5	$55.9
Accounts payable—affiliate	39.7	33.5
Accrued liabilities	91.8	93.8
Current maturities of long-term debt	25.0	22.5
Other current liabilities	4.1	13.6
Total current liabilities	186.1	219.3
Long-term debt	3,546.8	3,449.4
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	17.3	16.5
Total liabilities	3,750.7	3,685.7
Partners’ capital
Class A shares (116,778,607 shares issued and outstanding as of March 31, 2025; 104,086,900 shares issued and outstanding as of December 31, 2024)	601.3	530.7
Class B shares (98,704,549 shares issued and outstanding as of March 31, 2025; 113,927,226 shares issued and outstanding as of December 31, 2024)	-	-
Total Class A and Class B partners’ capital	601.3	530.7
Noncontrolling interest	(88.4)	(65.4)
Total partners’ capital	512.9	465.3
Total liabilities and partners’ capital	$4,263.6	$4,151.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(in millions, except per share data)
Revenues
Affiliate services	$374.3	$349.4
Third-party services	6.7	5.3
Other income	1.0	0.9
Total revenues	382.0	355.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	85.6	78.1
Depreciation expense	51.5	49.8
General and administrative expenses	7.5	5.7
Total operating costs and expenses	144.6	133.6
Income from operations	237.4	222.0
Income from equity investments	3.4	2.7
Interest expense, net	56.4	48.5
Income before income tax expense	184.4	176.2
Income tax expense	23.0	14.3
Net income	161.4	161.9
Less: Net income attributable to noncontrolling interest	89.8	117.3
Net income attributable to Hess Midstream LP	$71.6	$44.6

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.65	$0.60
Diluted	$0.65	$0.59
Weighted average Class A shares outstanding
Basic	110.7	75.1
Diluted	110.8	75.2

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Recognition of deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Class B unit repurchase	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9

Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Recognition of deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Class B unit repurchase	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(in millions)
Cash flows from operating activities
Net income	$161.4	$161.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51.5	49.8
Income from equity investments	(3.4)	(2.7)
Distributions from equity investments	4.9	3.5
Amortization of deferred financing costs	4.9	2.1
Equity-based compensation expense	0.3	0.5
Deferred income tax expense	22.9	14.2
Changes in assets and liabilities:
Accounts receivable – trade	(0.4)	(0.9)
Accounts receivable – affiliate	(1.2)	(5.2)
Other current and noncurrent assets	2.7	2.1
Accounts payable – trade	(31.2)	(7.3)
Accounts payable – affiliate	(4.4)	(15.8)
Accrued liabilities	3.4	(4.7)
Other current and noncurrent liabilities	(9.0)	(12.2)
Net cash provided by operating activities	202.4	185.3
Cash flows from investing activities
Additions to property, plant and equipment	(45.5)	(54.8)
Net cash used in investing activities	(45.5)	(54.8)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	113.0	115.0
Borrowings with maturities of greater than 90 days:
Proceeds	800.0	-
Repayments	(805.0)	(2.5)
Deferred financing costs	(11.4)	-
Transaction costs	(0.6)	(0.6)
Class B unit repurchase	(100.0)	(100.0)
Distributions to shareholders	(73.0)	(50.7)
Distributions to noncontrolling interest	(78.1)	(92.9)
Net cash used in financing activities	(155.1)	(131.7)
Increase (decrease) in cash and cash equivalents	1.8	(1.2)
Cash and cash equivalents, beginning of period	4.3	5.4
Cash and cash equivalents, end of period	$6.1	$4.2
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(4.6)	$19.6
Recognition of deferred tax asset	$137.8	$100.4

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2025 and December 31, 2024, the consolidated results of operations for the three months ended March 31, 2025 and 2024, and the consolidated cash flows for the three months ended March 31, 2025 and 2024. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2024.

We consolidate the activities of Hess Midstream Operations LP (“the Partnership”), as a variable interest entity (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. Our noncontrolling interest represents the approximate 45.8% interest in the Partnership retained by Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP” and together with Hess, the “Sponsors”) at March 31, 2025 (52.3% at December 31, 2024). See Note 2, Equity Transactions for a description of changes in noncontrolling interest related to the equity transactions.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU will be effective for the Company for the year ending December 31, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

Note 2. Equity Transactions

Equity Offering Transactions

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares representing limited partner interests (the “Class A Shares”), inclusive of the underwriter’s option to purchase up to 1,500,000 of additional shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share. GIP received net proceeds from the offering of approximately $377.5 million.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $16.9 million during the three months ended March 31, 2025 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest. During the three months ended March 31, 2024, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $5.2 million and decreasing the carrying amount of noncontrolling interest by an equal amount.

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

We incurred approximately $0.8 million of costs directly attributable to the repurchase transactions that were charged to equity (three months ended March 31, 2024: $0.7 million).

As a result of the equity offering and the unit repurchase transactions described above, we also recognized an additional deferred tax asset of $137.8 million (three months ended March 31, 2024: $100.4 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

See Note 12, Subsequent Events for description of the May 2025 Class A Share and Class B Unit repurchase transactions.

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

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee is adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee may ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At March 31, 2025, deferred revenue included in Accrued liabilities in the accompanying consolidated balance sheet was $1.8 million (December 31, 2024: $2.6 million).

Revenues attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements, for the three months ended March 31, 2025 and 2024 were 98% for both periods. In 2023, we began providing fee-based services directly to third-party customers. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2025	2024
(in millions)
Affiliate services
Oil and gas gathering services	$171.5	$159.3
Processing and storage services	143.6	135.4
Terminaling and export services	29.5	27.4
Water gathering and disposal services	29.7	27.3
Total affiliate services	$374.3	$349.4
Third-party services	6.7	5.3
Total revenues from contracts with customers	$381.0	$354.7
Other income	1.0	0.9
Total revenues	$382.0	$355.6

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
(in millions)
Electricity and other related fees	$14.5	$13.4
Produced water trucking and disposal costs	10.1	9.8
Total	$24.6	$23.2

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2025 and 2024, we had the following charges from Hess included in the operating and maintenance expenses and general and administrative expenses in the accompanying consolidated statement of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2025	2024
(in millions)
Operating and maintenance expenses	$24.9	$19.1
General and administrative expenses	5.0	3.5
Total	$29.9	$22.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2025 and 2024, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2025	2024
(in millions)
Processing fee incurred	$8.3	$6.8
Earnings from equity investments	3.4	2.7
Distributions received from equity investments	4.9	3.5

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2025	December 31, 2024
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,798.1	$1,782.7
Compressors, pumping stations and terminals	22 to 25 years	1,111.0	1,109.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	439.3	436.1
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	409.8	409.8
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	39.2	39.0
Construction-in-progress	N/A	279.6	250.1
Total property, plant and equipment, at cost		5,167.4	5,117.2
Accumulated depreciation		(1,843.0)	(1,791.8)
Property, plant and equipment, net		$3,324.4	$3,325.4

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2025	December 31, 2024
(in millions)
Accrued interest	$42.6	$38.6
Accrued capital expenditures	21.2	27.1
Other accruals	28.0	28.1
Total	$91.8	$93.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Debt and Interest Expense

Fixed‑Rate Senior Notes

On February 12, 2025, the Partnership issued $800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 to qualified institutional investors. Interest is payable semi‑annually on March 1 and September 1, commencing September 1, 2025. The Partnership used the net proceeds from the issuance of the new notes, along with borrowings under its revolving credit facility, to redeem its outstanding $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 (the “2026 Notes”). The Partnership redeemed the 2026 Notes on March 5, 2025, and recognized an extinguishment loss of approximately $2.0 million included in Interest expense, net in the accompanying unaudited consolidated statements of operations.

As of March 31, 2025, the Partnership had:

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
•
$800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on March 1 and September 1.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of March 31, 2025, we were in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facilities

As of March 31, 2025, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2025, borrowings of $128.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $380.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2025, the Partnership was in compliance with these financial covenants.

Fair Value Measurement

At March 31, 2025, our total debt had a carrying value of $3,571.8 million and had a fair value of approximately $3,565.5 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at March 31, 2025, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024	August 8, 2024	August 14, 2024	$0.6677
Third Quarter 2024	November 7, 2024	November 14, 2024	$0.6846
Fourth Quarter 2024	February 6, 2025	February 14, 2025	$0.7012
First Quarter 2025(1)	May 8, 2025	May 14, 2025	$0.7098

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net income	$161.4	$161.9
Less: Net income attributable to noncontrolling interest	89.8	117.3
Net income attributable to Hess Midstream LP	71.6	44.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.65	$0.60
Diluted:	$0.65	$0.59
Weighted average Class A shares outstanding:
Basic:	110.7	75.1
Diluted:	110.8	75.2

For the three months ended March 31, 2025 and 2024 the weighted average number of Class A Shares outstanding included 33,791 and 40,427 dilutive restricted shares, respectively.

Note 9. Concentration of Credit Risk

As of both March 31, 2025 and December 31, 2024, Hess and its affiliates represented 97% of accounts receivable from contracts with customers. Total revenues attributable to Hess for the three months ended March 31, 2025 and 2024 were 98% for both periods.

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

As of March 31, 2025 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, in Accrued liabilities and Other noncurrent liabilities were $1.4 million and $1.8 million, respectively, compared with $1.9 million and $1.4 million, respectively, as of December 31, 2024.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of March 31, 2025 and December 31, 2024, we did not have material accrued liabilities for legal contingencies.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2025
Revenues and other income	$203.6	$147.8	$30.6	$382.0	$-	$382.0
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	27.7	7.5	85.6	-	85.6
Depreciation expense	32.4	14.7	4.4	51.5	-	51.5
General and administrative expenses	3.0	1.7	0.3	5.0	2.5	7.5
Income from equity investments	-	3.4	-	3.4	-	3.4
Interest expense, net	-	-	-	-	56.4	56.4
Income tax expense	-	-	-	-	23.0	23.0
Adjusted EBITDA	150.2	121.8	22.8	294.8
Capital expenditures	47.7	2.4	-	50.1

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2024
Revenues and other income	$188.1	$139.1	$28.4	$355.6	$-	$355.6
Operating and maintenance expenses (exclusive of depreciation shown separately below)	46.3	25.2	6.6	78.1	-	78.1
Depreciation expense	30.8	14.7	4.3	49.8	-	49.8
General and administrative expenses	2.1	1.2	0.2	3.5	2.2	5.7
Income from equity investments	-	2.7	-	2.7	-	2.7
Interest expense, net	-	-	-	-	48.5	48.5
Income tax expense	-	-	-	-	14.3	14.3
Adjusted EBITDA	139.7	115.4	21.6	276.7
Capital expenditures	31.7	3.4	0.1	35.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
(in millions)	2025	2024
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$294.8	$276.7
Less:
Depreciation expense	51.5	49.8
Unallocated general and administrative expenses	2.5	2.2
Interest expense, net	56.4	48.5
Income before income tax expense	$184.4	$176.2

Total assets for the reportable segments are as follows:

	March 31, 2025	December 31, 2024
(in millions)
Gathering	$2,314.5	$2,299.0
Processing and Storage(1)	995.8	1,010.9
Terminaling and Export	244.4	248.1
Total reportable segments assets	3,554.7	3,558.0
Interest and Other	708.9	593.0
Total consolidated assets	$4,263.6	$4,151.0

(1) Includes investment in equity investees of $85.5 million as of March 31, 2025 and $87.0 million as of December 31, 2024.

Note 12. Subsequent Events

On April 28, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7098 per Class A Share for the quarter ended March 31, 2025. The distribution represents an increase of $0.0086 per Class A Share for the first quarter of 2025 as compared with the fourth quarter of 2025. The distribution will be payable on May 14, 2025, to shareholders of record as of the close of business on May 8, 2025. Simultaneously, the Partnership will make a distribution of $0.7098 per Class B Unit of the Partnership to the Sponsors.

On May 5, 2025, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsors 5,151,842 Class B Units for an aggregate purchase price of approximately $190.0 million. The repurchase transaction is expected to be completed on May 9, 2025. The purchase price per Class B Unit is $36.88, the closing price of the Class A Shares on May 5, 2025. The unit repurchase transaction is expected to be funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

On May 5, 2025, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $10.0 million of our publicly traded Class A Shares. Under the terms of the ASR, we agreed to make an upfront payment of $10.0 million in cash to the financial institution and will receive an initial share delivery of 189,804 Class A Shares, representing approximately 70% of the expected Class A Share repurchases under the ASR agreement, based on the closing price of the Class A Shares of $36.88 on May 5, 2025. Final share delivery is expected in May 2025 and will be based generally on the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction, subject to adjustments pursuant to the terms and conditions of the ASR agreement. The repurchase of Class A Shares in the ASR is expected to be funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2024 (our “2024 Annual Report”).

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries. References to “Partnership” refer to Hess Midstream Operations LP.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2024 Annual Report.

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

On January 15, 2025, the Partnership purchased directly from the Sponsors 2,572,677 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100.0 million. The purchase price per Class B Unit was $38.87, the closing price of the Class A Shares on January 13, 2025. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility.

On February 12, 2025, GIP sold an aggregate of 11,000,000 of our Class A Shares representing limited partner interests (the “Class A Shares”) in an underwritten public offering at a price of $39.45 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,650,000 Class A Shares at the same price per Class A Share, which was exercised in full on February 19, 2025. GIP received net proceeds from the offering of approximately $494.7 million, after deducting underwriting discounts. The Company did not receive any proceeds from the offering transaction. The offering transaction was conducted pursuant to a registration rights agreement among us and the Sponsors.

As a result of the equity offering and unit repurchase transactions described above, our public ownership increased from approximately 47.3% at December 31, 2024, to approximately 53.8% at March 31, 2025, on a consolidated basis.

On May 5, 2025, the Partnership entered into an agreement to purchase 5,151,842 Class B Units directly from the Sponsors at a purchase price of $36.88 per Class B Unit, for an aggregate purchase price of approximately $190.0 million. In addition, on May 5, 2025, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $10.0 million of our publicly traded Class A Shares. Under the terms of the ASR, we agreed to make an upfront payment of $10.0 million in cash to the financial institution and will receive an initial share delivery of 189,804 Class A Shares. Final share delivery is expected in May 2025 and will be based generally on the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction, subject to adjustments pursuant to the terms and conditions of the ASR agreement. See Note 12, Subsequent Events.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

PART I – FINANCIAL INFORMATION (CONT’D)

First Quarter Results

Significant financial and operating highlights for the first quarter of 2025 included:

•
Consolidated net income of $161.4 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $71.6 million, or $0.65 basic earnings per Class A Share;
•
Net cash provided by operating activities of $202.4 million;
•
Adjusted EBITDA of $292.3 million;
•
Cash distribution of $0.7098 per Class A Share declared on April 28, 2025, an increase of $0.0086 per Class A Share for the first quarter of 2025 as compared with the fourth quarter of 2024.

Revenues and other income in the first quarter of 2025 were $382.0 million, up from $355.6 million in the prior‑year quarter, primarily due to higher physical volumes. Total operating costs and expenses in the first quarter of 2025 were $144.6 million, up from $133.6 million in the prior-year quarter, primarily due to higher employee costs charged to us under our omnibus and employee secondment agreements, pass-through electricity and produced water trucking and disposal costs, and higher depreciation expense for additional assets placed in service. Interest expense, net of interest income, in the first quarter of 2025 was $56.4 million, up from $48.5 million in the prior-year quarter, primarily due to $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, $800.0 million 5.875% fixed-rate senior unsecured notes issued in February 2025, and charges associated with early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes, partially offset by lower interest on lower borrowings under the company's credit facilities and lower interest on the redeemed $800.0 million 5.625% fixed-rate senior unsecured notes. Income tax expense was $23.0 million, up from $14.3 million in the prior-year quarter, resulting from ownership changes following secondary equity offering and Class B Unit repurchase transactions. As a result, consolidated net income remained approximately flat and Adjusted EBITDA increased $17.8 million for the first quarter of 2025 compared with the first quarter of 2024.

Throughput volumes increased 8% for gas processing, 7% for oil terminaling and 9% for water gathering in the first quarter of 2025 compared with the first quarter of 2024, primarily due to higher Hess and third-party production.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Results of operations for the three months ended March 31, 2025 and 2024 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$201.2	$143.6	$29.5	$-	$374.3
Third-party services	2.4	4.2	0.1	-	6.7
Other income	-	-	1.0	-	1.0
Total revenues	203.6	147.8	30.6	-	382.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	27.7	7.5	-	85.6
Depreciation expense	32.4	14.7	4.4	-	51.5
General and administrative expenses	3.0	1.7	0.3	2.5	7.5
Total operating costs and expenses	85.8	44.1	12.2	2.5	144.6
Income (loss) from operations	117.8	103.7	18.4	(2.5)	237.4
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	56.4	56.4
Income (loss) before income tax expense	117.8	107.1	18.4	(58.9)	184.4
Income tax expense	-	-	-	23.0	23.0
Net income (loss)	117.8	107.1	18.4	(81.9)	161.4
Less: Net income (loss) attributable to noncontrolling interest	57.3	52.0	9.0	(28.5)	89.8
Net income (loss) attributable to Hess Midstream LP	$60.5	$55.1	$9.4	$(53.4)	$71.6

Throughput volumes
Gas gathering (MMcf/d)(1)	431				431
Crude oil gathering (MBbl/d)(2)	117				117
Gas processing (MMcf/d)(1)		424			424
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	126				126

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$186.6	$135.4	$27.4	$-	$349.4
Third-party services	1.5	3.7	0.1	-	5.3
Other income	-	-	0.9	-	0.9
Total revenues	188.1	139.1	28.4	-	355.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	46.3	25.2	6.6	-	78.1
Depreciation expense	30.8	14.7	4.3	-	49.8
General and administrative expenses	2.1	1.2	0.2	2.2	5.7
Total operating costs and expenses	79.2	41.1	11.1	2.2	133.6
Income (loss) from operations	108.9	98.0	17.3	(2.2)	222.0
Income from equity investments	-	2.7	-	-	2.7
Interest expense, net	-	-	-	48.5	48.5
Income (loss) before income tax expense	108.9	100.7	17.3	(50.7)	176.2
Income tax expense	-	-	-	14.3	14.3
Net income (loss)	108.9	100.7	17.3	(65.0)	161.9
Less: Net income (loss) attributable to noncontrolling interest	72.5	67.3	11.4	(33.9)	117.3
Net income (loss) attributable to Hess Midstream LP	$36.4	$33.4	$5.9	$(31.1)	$44.6

Throughput volumes
Gas gathering (MMcf/d)(1)	404				404
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		393			393
Crude oil terminaling (MBbl/d)(2)			117		117
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	116				116

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $15.5 million in the first quarter of 2025 compared to the first quarter of 2024, of which $6.6 million is attributable to higher gas gathering physical volumes, $2.7 million is attributable to higher water gathering and disposal revenue, $2.4 million is attributable to higher crude oil gathering physical volumes, and $1.3 million is attributable to crude oil MVCs recognized in revenue upon expiration of shortfall fee credits. Additionally, $1.1 million of the increase is attributable to higher tariff rates, $0.9 million is attributable to higher pass‑through revenue, and $0.5 million is attributable to services provided directly to third parties.

Operating and maintenance expenses increased $4.1 million, primarily due to higher employee costs charged to us under our omnibus and employee secondment agreements. Depreciation expense increased $1.6 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $8.7 million in the first quarter of 2025 compared to the first quarter of 2024, of which $8.7 million is attributable to higher gas processing physical volumes and $1.4 million is attributable to higher pass‑through revenue. These revenue increases were partially offset by $1.4 million attributable to lower tariff rates as the first quarter 2024 rates were prior to a one-time reduction related to setting the final 2024 tariff rate.

Operating and maintenance expenses increased $2.5 million, of which $1.4 million is attributable to higher third-party processing fees and $1.4 million is attributable to higher pass-through costs, slightly offset by $0.3 million attributable to lower other costs.

Terminaling and Export

Revenues and other income increased $2.2 million in the first quarter of 2025 compared to the first quarter of 2024, of which $1.2 million is attributable to higher physical volumes and $1.0 million is attributable to higher tariff rates.

Operating and maintenance expenses remained relatively flat in the first quarter of 2025 compared to the first quarter of 2024.

Interest and Other

Interest expense, net of interest income, increased $7.9 million in the first quarter of 2025 compared to the first quarter of 2024, of which $9.8 million is attributable to interest on $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, $6.4 million is attributable to interest on $800 million 5.875% fixed-rate senior unsecured notes issued in February 2025, $2.0 million is attributable to extinguishment loss related to early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes, and $0.9 million is attributable to higher amortization of deferred finance costs. These increases were partially offset by $6.7 million attributable to lower interest on lower borrowings under our Credit Facilities, $3.2 million attributable to lower interest on $800.0 million 5.625% fixed-rate senior unsecured notes that were redeemed in March 2025, and $1.3 million higher interest income.

Income tax expense increased $8.7 million in the same period driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2024 and 2025.

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

	Three Months Ended March 31,
(in millions)	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$161.4	$161.9
Plus:
Depreciation expense	51.5	49.8
Interest expense, net	56.4	48.5
Income tax expense	23.0	14.3
Adjusted EBITDA	$292.3	$274.5

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$202.4	$185.3
Changes in assets and liabilities	40.1	44.0
Amortization of deferred financing costs	(4.9)	(2.1)
Interest expense, net	56.4	48.5
Distribution from equity investments	(4.9)	(3.5)
Income from equity investments	3.4	2.7
Other	(0.2)	(0.4)
Adjusted EBITDA	$292.3	$274.5

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On April 28, 2025, we declared a quarterly cash distribution of $0.7098 per Class A Share, to be paid on May 14, 2025 to shareholders of record on May 8, 2025. Simultaneously, the Partnership will make a distribution of $0.7098 per Class B Unit of the Partnership to the Sponsors.

Fixed‑Rate Senior Notes

On February 12, 2025, the Partnership issued $800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 to qualified institutional investors. Interest is payable semi‑annually on March 1 and September 1, commencing September 1, 2025. The Partnership used the net proceeds from the issuance of the new notes, along with borrowings under its revolving credit facility, to redeem its outstanding $800.0 million aggregate principal amount of 5.625% fixed‑rate senior unsecured notes due 2026 (the “2026 Notes”). The Partnership redeemed the 2026 Notes on March 5, 2025, and recognized an extinguishment loss of approximately $2.0 million included in Interest expense, net in the accompanying unaudited consolidated statements of operations.

As of March 31, 2025, the Partnership had:

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
•
$800.0 million aggregate principal amount of 5.875% fixed‑rate senior unsecured notes due 2028 that were issued to qualified institutional investors. Interest is payable semi‑annually on March 1 and September 1.

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of March 31, 2025, we were in compliance with all debt covenants under the indentures.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Credit Facilities

As of March 31, 2025, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion 5-year revolving credit facility and a $400.0 million 5‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the 5-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin ranging from 1.65% to 2.55%, while the applicable margin for the 5‑year syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). If the Partnership obtains an investment grade credit rating, the pricing levels will be based on the Partnership’s credit ratings in effect from time to time. As of March 31, 2025, borrowings of $128.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $380.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to the Partnership obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2025, we were in compliance with these financial covenants.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $17.1 million for the three months ended March 31, 2025, compared to the same period in 2024. The change in operating cash flows resulted primarily from an increase in revenues and other income of $26.4 million, a decrease in cash used by changes in working capital of $3.9 million, an increase in distributions received from equity investments of $1.4 million, partially offset by an increase in expenses, other than depreciation, equity-based compensation and other non-cash gains and losses of $14.6 million.

Investing Activities. Net cash used in investing activities decreased $9.3 million for the three months ended March 31, 2025, compared to the same period in 2024 driven by the timing of payments for additions to property, plant, and equipment primarily related to our compression capacity and associated pipeline infrastructure expansion program.

Financing Activities. Net cash used in financing activities increased $23.4 million for the three months ended March 31, 2025, compared to the same period in 2024. In the first three months of 2025, we received proceeds of $788.6 million, net of financing costs, from our issuance of the new 5.875% fixed-rate senior unsecured notes due 2028. We used the net proceeds from the issuance of the new notes, along with borrowings under our revolving credit facility, to redeem the $800.0 million notes due 2026. Our repayments of the term loan facility were $2.5 million higher and our net borrowings under our revolving credit facility were $2.0 million lower in the first three months of 2025 compared to the same period in 2024. In addition, in the first three months of 2025, we paid higher distributions to shareholders and noncontrolling interests of $7.5 million compared to the same period in 2024.

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

PART I – FINANCIAL INFORMATION (CONT’D)

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2025	2024
(in millions)
Total capital expenditures	$50.1	$35.2
(Increase) decrease in accrued capital expenditures	5.9	15.2
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(10.5)	4.4
Additions to property, plant and equipment	$45.5	$54.8

Capital expenditures in 2025 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related pipeline infrastructure to meet Hess’ and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025. Capital expenditures in 2024 were also attributable to continued expansion of our compression capacity and related pipeline infrastructure.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2025, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2025, our total debt had a carrying value of $3,571.8 million and a fair value of approximately $3,565.5 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $91.3 million or $95.0 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2024 Annual Report.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2025, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2025.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

.	Exhibits

4.1

Indenture, dated as of February 12, 2025, by and among Hess Midstream Operations LP, the Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2025)

10.1

Repurchase Agreement, dated as of January 13, 2025, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2025)

10.2

Repurchase Agreement, dated as of May 5, 2025, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2025)

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

Date: May 8, 2025