Form 10-Q
period 2025-06-30
Hess Midstream LP
filed 2025-08-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

131,084,592 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2025.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2025	2024
(in millions, except share amounts)
Assets
Cash and cash equivalents	$4.5	$4.3
Accounts receivable from contracts with customers:
Accounts receivable—trade	5.6	3.6
Accounts receivable—affiliate	138.4	135.3
Other current assets	2.4	6.2
Total current assets	150.9	149.4
Equity investments	84.8	87.0
Property, plant and equipment, net	3,344.7	3,325.4
Long-term receivable—affiliate	-	0.2
Deferred tax asset	837.3	582.6
Other noncurrent assets	5.4	6.4
Total assets	$4,423.1	$4,151.0
Liabilities
Accounts payable—trade	$32.4	$55.9
Accounts payable—affiliate	44.2	33.5
Accrued liabilities	102.2	93.8
Current maturities of long-term debt	27.5	22.5
Other current liabilities	7.2	13.6
Total current liabilities	213.5	219.3
Long-term debt	3,686.9	3,449.4
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	14.6	16.5
Total liabilities	3,915.5	3,685.7
Partners’ capital
Class A shares (131,084,592 shares issued and outstanding as of June 30, 2025; 104,086,900 shares issued and outstanding as of December 31, 2024)	635.0	530.7
Class B shares (78,979,190 shares issued and outstanding as of June 30, 2025; 113,927,226 shares issued and outstanding as of December 31, 2024)	-	-
Total Class A and Class B partners’ capital	635.0	530.7
Noncontrolling interest	(127.4)	(65.4)
Total partners’ capital	507.6	465.3
Total liabilities and partners’ capital	$4,423.1	$4,151.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions, except per share data)
Revenues
Affiliate services	$405.3	$358.5	$779.6	$707.9
Third-party services	8.2	6.1	14.9	11.4
Other income	0.7	0.9	1.7	1.8
Total revenues	414.2	365.5	796.2	721.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	94.1	87.5	179.7	165.6
Depreciation expense	51.8	50.5	103.3	100.3
General and administrative expenses	8.1	5.2	15.6	10.9
Total operating costs and expenses	154.0	143.2	298.6	276.8
Income from operations	260.2	222.3	497.6	444.3
Income from equity investments	4.0	3.7	7.4	6.4
Interest expense, net	55.4	49.7	111.8	98.2
Income before income tax expense	208.8	176.3	393.2	352.5
Income tax expense	29.1	16.0	52.1	30.3
Net income	179.7	160.3	341.1	322.2
Less: Net income attributable to noncontrolling interest	89.4	110.8	179.2	228.1
Net income attributable to Hess Midstream LP	$90.3	$49.5	$161.9	$94.1

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.74	$0.59	$1.39	$1.19
Diluted	$0.74	$0.59	$1.39	$1.19
Weighted average Class A shares outstanding
Basic	121.8	83.8	116.3	79.5
Diluted	121.8	83.8	116.3	79.5

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Recognition of deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Share and unit repurchases	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9
Net income	90.3	-	89.4	179.7
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7098 per share	(82.9)	-	(70.1)	(153.0)
Recognition of deferred tax asset	168.9	-	-	168.9
Sale of shares held by Sponsors	(28.0)	-	28.0	-
Share and unit repurchases	(114.2)	-	(85.8)	(200.0)
Transaction costs	(0.7)	-	(0.5)	(1.2)
Balance at June 30, 2025	$635.0	$-	$(127.4)	$507.6

Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Recognition of deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Share and unit repurchases	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7
Net income	49.5	-	110.8	160.3
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.6516 per share	(52.1)	-	(93.6)	(145.7)
Recognition of deferred tax asset	107.0	-	-	107.0
Sale of shares held by Sponsors	(2.7)	-	2.7	-
Share and unit repurchases	(41.3)	-	(58.7)	(100.0)
Transaction costs	(0.3)	-	(0.5)	(0.8)
Balance at June 30, 2024	$464.5	$-	$(61.9)	$402.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
(in millions)
Cash flows from operating activities
Net income	$341.1	$322.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	103.3	100.3
Income from equity investments	(7.4)	(6.4)
Distributions from equity investments	9.6	7.4
Amortization of deferred financing costs	8.1	4.4
Equity-based compensation expense	0.6	0.6
Deferred income tax expense	52.0	30.1
Changes in assets and liabilities:
Accounts receivable – trade	(2.0)	(1.4)
Accounts receivable – affiliate	(2.9)	12.9
Other current and noncurrent assets	3.7	5.2
Accounts payable – trade	(23.5)	(0.4)
Accounts payable – affiliate	(1.2)	(12.7)
Accrued liabilities	8.6	5.1
Other current and noncurrent liabilities	(10.7)	(10.4)
Net cash provided by operating activities	479.3	456.9
Cash flows from investing activities
Additions to property, plant and equipment	(108.9)	(118.7)
Net cash used in investing activities	(108.9)	(118.7)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	258.0	(340.0)
Borrowings with maturities of greater than 90 days:
Proceeds	800.0	600.0
Repayments	(810.0)	(5.0)
Deferred financing costs	(12.5)	(8.9)
Transaction costs	(1.6)	(0.8)
Share and unit repurchases	(300.0)	(200.0)
Distributions to shareholders	(155.9)	(102.8)
Distributions to noncontrolling interest	(148.2)	(186.5)
Net cash used in financing activities	(370.2)	(244.0)
Increase in cash and cash equivalents	0.2	94.2
Cash and cash equivalents, beginning of period	4.3	5.4
Cash and cash equivalents, end of period	$4.5	$99.6
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(11.2)	$10.8
Recognition of deferred tax asset	$306.7	$207.4

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries. References to “Sponsor” or “Sponsors” refer to Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP”) when referring to periods prior to May 30, 2025, Hess from May 30, 2025 to July 17, 2025, and Chevron Corporation (“Chevron”) from July 18, 2025 to present.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2025 and December 31, 2024, the consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and the consolidated cash flows for the six months ended June 30, 2025 and 2024. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (the “Partnership”), as a variable interest entity (“VIE”) under GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us with the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. At June 30, 2025, our noncontrolling interest represents an approximate 37.6% interest in the Partnership retained by our Sponsors (December 31, 2024: 52.3%).

On May 30, 2025, GIP sold all of its limited partner interests in the Partnership and no longer holds a direct or indirect ownership interest in the Company, the Partnership or our general partner. On July 18, 2025, Hess and Chevron completed the previously announced merger contemplated by the Agreement and Plan of Merger, dated as of October 22, 2023 (the “Merger”). As a result of the Merger, Chevron is the direct parent of Hess and, therefore, indirectly owns an approximate 37.8% interest in the Company on a consolidated basis. See Note 2, Equity Transactions and Note 12, Subsequent Events for more details. There were no changes to our existing commercial agreements with Hess or our existing partnership agreement as a result of the Merger or GIP’s departure.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this new ASU on our consolidated financial statements.

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

On May 30, 2025, GIP sold an aggregate of 15,022,517 of our Class A Shares in an underwritten public offering at a price of $37.25 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $553.7 million, after deducting underwriting discounts. As of the closing of this offering, GIP no longer holds a direct or indirect ownership interest in any of the Company, the Partnership or our general partner.

The Company did not receive any proceeds in the above equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us the respective number of their Class B units representing limited partner interests in the Partnership (the “Class B Units”), together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner. As a result, the total number of Class A and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $44.9 million during the six months ended June 30, 2025 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest. During the six months ended June 30, 2024, we recognized adjustments increasing the carrying amount of the Class A shareholders’ capital balance by $2.5 million and decreasing the carrying amount of noncontrolling interest by an equal amount.

Class B Unit Repurchases

On March 11, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsors 2,816,901 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on March 14, 2024. The purchase price per Class B Unit was $35.50, the closing price of the Class A Shares on March 11, 2024.

On June 24, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsors 2,724,052 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on June 26, 2024. The purchase price per Class B Unit was $36.71, the closing price of the Class A Shares on June 24, 2024.

On January 13, 2025, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsors 2,572,677 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on January 15, 2025. The purchase price per Class B Unit was $38.87, the closing price of the Class A Shares on January 13, 2025.

On May 5, 2025, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsors 5,151,842 Class B Units for an aggregate purchase price of approximately $190.0 million. The repurchase transaction was consummated on May 9, 2025. The purchase price per Class B Unit was $36.88, the closing price of the Class A Shares on May 5, 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to the terms of the unit repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

Accelerated Share Repurchases

In May 2025, we repurchased $10.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $10.0 million in cash to the financial institution and received 267,532 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction. Following the settlement of the ASR, the Company cancelled the repurchased Class A Shares, and the Partnership cancelled, for no consideration, an equal number of its Class A units.

The Class B Unit repurchase and ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

The Class B Unit repurchase and ASR transactions were accounted for in accordance with ASC 810, whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. Distributions to noncontrolling interest holders related to the 2024 repurchase transactions exceeded the noncontrolling interest’s carrying value resulting in a deficit balance as shown in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit).

We incurred approximately $2.0 million of costs directly attributable to the repurchase transactions that were charged to equity during the six months ended June 30, 2025 (six months ended June 30, 2024: $1.5 million).

As a result of the equity offering, Class B Unit repurchase and ASR transactions described above, we also recognized an additional deferred tax asset of $306.7 million during the six months ended June 30, 2025 (six months ended June 30, 2024: $207.4 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

See Note 12, Subsequent Events for description of the August 2025 Class A Share and Class B Unit repurchase transactions.

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

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of natural gas liquids (“NGLs”), as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Hess’ nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Hess fails to deliver its applicable MVCs during any quarter, then Hess will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

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

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Hess under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee is adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee may ever be reduced below the amount of the applicable fee payable by Hess in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Hess’ nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Hess is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At June 30, 2025, deferred revenue included in Accrued liabilities in the accompanying unaudited consolidated balance sheet was $1.8 million (December 31, 2024: $2.6 million).

Revenues attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements, for the three and six months ended June 30, 2025 and June 30, 2024 were 98% for all periods. In 2023, we began providing fee-based services directly to third-party customers. Together with our Sponsor, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Affiliate services
Oil and gas gathering services	$185.9	$165.3	$357.4	$324.6
Processing and storage services	152.3	135.2	295.9	270.6
Terminaling and export services	33.1	29.6	62.6	57.0
Water gathering and disposal services	34.0	28.4	63.7	55.7
Total affiliate services	$405.3	$358.5	$779.6	$707.9
Third-party services	8.2	6.1	14.9	11.4
Total revenues from contracts with customers	$413.5	$364.6	$794.5	$719.3
Other income	0.7	0.9	1.7	1.8
Total revenues	$414.2	$365.5	$796.2	$721.1

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services, and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Electricity and other related fees	$15.3	$13.6	$29.8	$27.0
Produced water trucking and disposal costs	11.9	9.5	22.0	19.3
Total	$27.2	$23.1	$51.8	$46.3

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2025 and 2024, we had the following charges from Hess included in the Operating and maintenance expenses and General and administrative expenses in the accompanying unaudited consolidated statement of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Operating and maintenance expenses	$25.0	$20.5	$49.9	$39.6
General and administrative expenses	5.3	3.5	10.3	7.0
Total	$30.3	$24.0	$60.2	$46.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Hess, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2025 and 2024, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Processing fee incurred	$9.2	$8.6	$17.5	$15.4
Earnings from equity investments	4.0	3.7	7.4	6.4
Distributions received from equity investments	4.7	3.9	9.6	7.4

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2025	December 31, 2024
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,817.1	$1,782.7
Compressors, pumping stations and terminals	22 to 25 years	1,123.6	1,109.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Processing and fractionation facilities	25 years	443.3	436.1
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	410.8	409.8
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	40.8	39.0
Construction-in-progress	N/A	313.3	250.1
Total property, plant and equipment, at cost		5,239.3	5,117.2
Accumulated depreciation		(1,894.6)	(1,791.8)
Property, plant and equipment, net		$3,344.7	$3,325.4

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2025	December 31, 2024
(in millions)
Accrued interest	$40.1	$38.6
Accrued capital expenditures	26.5	27.1
Other accruals	35.6	28.1
Total	$102.2	$93.8

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

As of June 30, 2025, the Partnership had:

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of June 30, 2025, the Partnership was in compliance with all debt covenants under the indentures.

In addition, the covenants included in the indentures governing the senior unsecured notes contain provisions that allow the Company to satisfy the Partnership’s reporting obligations under the indenture, as long as any such financial information of the Company contains information reasonably sufficient to identify the material differences, if any, between the financial information of the Company, on the one hand, and the Partnership and its subsidiaries on a stand-alone basis, on the other hand, and the Company does not directly own capital stock of any person other than the Partnership and its subsidiaries, or material business operations that would not be consolidated with the financial results of the Partnership and its subsidiaries. The Company is a holding company and has no independent assets or operations. Other than the interest in the Partnership and the effect of federal and state income taxes that are recognized at the Company level, there are no material differences between the consolidated financial statements of the Partnership and the consolidated financial statements of the Company.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facilities

As of June 30, 2025, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion five-year revolving credit facility and a $400.0 million five‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the five-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin that ranged from 1.65% to 2.55%, while the applicable margin for the five‑year syndicated revolving credit facility ranged from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). As of June 30, 2025, borrowings of $273.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $375.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter (the “Secured Debt Financial Covenant”). As of June 30, 2025, the Partnership was in compliance with these financial covenants.

On July 24, 2025, the Partnership received an investment grade credit rating from S&P Global Ratings (“S&P”). See Note 12, Subsequent Events.

Fair Value Measurement

At June 30, 2025, our total debt had a carrying value of $3,714.4 million and had a fair value of approximately $3,752.2 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at June 30, 2025, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024	August 8, 2024	August 14, 2024	$0.6677
Third Quarter 2024	November 7, 2024	November 14, 2024	$0.6846
Fourth Quarter 2024	February 6, 2025	February 14, 2025	$0.7012
First Quarter 2025	May 8, 2025	May 14, 2025	$0.7098
Second Quarter 2025(1)	August 7, 2025	August 14, 2025	$0.7370

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$179.7	$160.3	$341.1	$322.2
Less: Net income attributable to noncontrolling interest	89.4	110.8	179.2	228.1
Net income attributable to Hess Midstream LP	90.3	49.5	161.9	94.1
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.74	$0.59	$1.39	$1.19
Diluted:	$0.74	$0.59	$1.39	$1.19
Weighted average Class A shares outstanding:
Basic:	121.8	83.8	116.3	79.5
Diluted:	121.8	83.8	116.3	79.5

For the three and six months ended June 30, 2025, the weighted average number of Class A Shares outstanding included 8,518 and 21,154 dilutive restricted shares, respectively, compared with 17,859 and 29,143 dilutive restricted shares for the three and six months ended June 30, 2024, respectively.

Note 9. Concentration of Credit Risk

As of June 30, 2025 and December 31, 2024, Hess and its affiliates represented 96% and 97%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Hess for the three and six months ended June 30, 2025 and June 30, 2024 were 98% for all periods.

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

As of June 30, 2025 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, were $1.4 million in Accrued liabilities and $1.4 million in Other noncurrent liabilities, each in the accompanying unaudited consolidated balance sheet, compared with $1.9 million and $1.4 million, respectively, as of December 31, 2024.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of June 30, 2025 and December 31, 2024, we did not have material accrued liabilities for legal contingencies.

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

Our CODM evaluates the segments’ operating performance based on Adjusted EBITDA, defined as net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non-cash and non‑recurring items, if applicable. For all of the segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and monthly forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for Adjusted EBITDA on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2025
Revenues and other income	$222.4	$157.9	$33.9	$414.2	$-	$414.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	54.7	30.6	8.8	94.1	-	94.1
Depreciation expense	32.7	14.8	4.3	51.8	-	51.8
General and administrative expenses	3.2	1.9	0.2	5.3	2.8	8.1
Income from equity investments	-	4.0	-	4.0	-	4.0
Interest expense, net	-	-	-	-	55.4	55.4
Income tax expense	-	-	-	-	29.1	29.1
Adjusted EBITDA	164.5	129.4	24.9	318.8
Capital expenditures	65.1	4.8	0.1	70.0

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2024
Revenues and other income	$195.5	$139.5	$30.5	$365.5	$-	$365.5
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.8	27.3	9.4	87.5	-	87.5
Depreciation expense	31.5	14.6	4.4	50.5	-	50.5
General and administrative expenses	2.3	1.0	0.2	3.5	1.7	5.2
Income from equity investments	-	3.7	-	3.7	-	3.7
Interest expense, net	-	-	-	-	49.7	49.7
Income tax expense	-	-	-	-	16.0	16.0
Adjusted EBITDA	142.4	114.9	20.9	278.2
Capital expenditures	69.5	3.2	-	72.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2025
Revenues and other income	$426.0	$305.7	$64.5	$796.2	$-	$796.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.1	58.3	16.3	179.7	-	179.7
Depreciation expense	65.1	29.5	8.7	103.3	-	103.3
General and administrative expenses	6.2	3.6	0.5	10.3	5.3	15.6
Income from equity investments	-	7.4	-	7.4	-	7.4
Interest expense, net	-	-	-	-	111.8	111.8
Income tax expense	-	-	-	-	52.1	52.1
Adjusted EBITDA	314.7	251.2	47.7	613.6
Capital expenditures	112.8	7.2	0.1	120.1

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2024
Revenues and other income	$383.6	$278.6	$58.9	$721.1	$-	$721.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	97.1	52.5	16.0	165.6	-	165.6
Depreciation expense	62.3	29.3	8.7	100.3	-	100.3
General and administrative expenses	4.4	2.2	0.4	7.0	3.9	10.9
Income from equity investments	-	6.4	-	6.4	-	6.4
Interest expense, net	-	-	-	-	98.2	98.2
Income tax expense	-	-	-	-	30.3	30.3
Adjusted EBITDA	282.1	230.3	42.5	554.9
Capital expenditures	101.2	6.6	0.1	107.9

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30, 2024
(in millions)	2025	2024	2025	2024
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$318.8	$278.2	$613.6	$554.9
Less:
Depreciation expense	51.8	50.5	103.3	100.3
Unallocated general and administrative expenses	2.8	1.7	5.3	3.9
Interest expense, net	55.4	49.7	111.8	98.2
Income before income tax expense	$208.8	$176.3	$393.2	$352.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	June 30, 2025	December 31, 2024
(in millions)
Gathering	$2,350.6	$2,299.0
Processing and Storage(1)	986.5	1,010.9
Terminaling and Export	239.9	248.1
Total reportable segments assets	3,577.0	3,558.0
Interest and Other	846.1	593.0
Total consolidated assets	$4,423.1	$4,151.0

(1) Includes investment in equity investees of $84.8 million as of June 30, 2025 and $87.0 million as of December 31, 2024.

Note 12. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“Act”) was enacted into law in the U.S., providing for significant changes to U.S. Federal tax law. Under GAAP, the impact of tax law changes is recognized in the period of enactment. We are currently evaluating the impact of the new Act on our consolidated financial statements.

On July 18, 2025, Hess and Chevron completed the previously announced Merger contemplated by the Agreement and Plan of Merger, dated as of October 22, 2023. As a result of the Merger, Chevron is the direct parent of Hess and, therefore, indirectly owns each of the following:

•
100% of the limited liability company interests in Hess Infrastructure Partners GP LLC, the sole member of the general partner of our general partner;
•
100% of the limited liability company interests in Hess Midstream GP LLC, the general partner of our general partner;
•
100% of the partnership interests in Hess Midstream GP LP, our general partner;
•
100% of the limited liability company interests in Hess Investments North Dakota LLC, the holder of 449,000 Class A Shares of the Company and all of the issued and outstanding Class B Shares of the Company and Class B Units of the Partnership, which together are exchangeable into Class A Shares and collectively represent an approximate 37.8% interest in the Company on a consolidated basis.

On July 24, 2025 (the “Investment Grade Rating Date”), the Partnership received an investment grade rating from S&P. S&P assigned a rating of ‘BBB-’ to the Partnership’s unsecured debt and raised the Partnership’s issuer level credit rating to ‘BBB-’, with a stable outlook. As a result of this investment grade rating and subject to the satisfaction of certain customary conditions, the Partnership is not expected to be required to comply with certain restrictive covenants set forth in the unsecured notes indentures, including those related to (i) declaring or paying any dividend or make any other restricted payments; (ii) transfer or sale of assets or subsidiary stock; (iii) incurrence of additional debt; (iv) restricted investments; and (v) affiliate transactions.

Additionally, as a result of the investment grade rating, on and after the Investment Grade Rating Date, borrowings under the Partnership’s five-year Term Loan A facility are expected to bear interest at SOFR plus the applicable margin ranging from 1.00% to 1.75%, while the applicable margin for the five-year syndicated revolving credit facility is expected to range from 0.90% to 1.50%. On and after the Investment Grade Rating Date, pricing levels for the facility fee and interest rate margins are based on the Partnership’s Designated Rating (as defined in the Credit Facilities). Further, on and after the Investment Grade Rating Date, subject to certain customary conditions, each of the guarantors shall be automatically released from its obligations under the guarantee agreement, each of the loan parties shall be automatically released from its obligations under the security documents to which it is a party and all liens granted to the administrative agent by the loan parties on any collateral shall automatically be released. Finally, on and after the Investment Grade Rating Date, the Secured Debt Financial Covenant shall fall away.

On July 28, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7370 per Class A Share for the quarter ended June 30, 2025. The distribution represents an increase of $0.0272 per Class A Share for the second quarter of 2025 as compared with the first quarter of 2025. The distribution will be payable on August 14, 2025, to shareholders of record as of the close of business on August 7, 2025. Simultaneously, the Partnership will make a distribution of $0.7370 per Class B Unit of the Partnership to our Sponsor.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 4, 2025, the Company, the Partnership and our Sponsor entered into a unit repurchase agreement pursuant to which the Partnership agreed to purchase from the Sponsor 695,894 Class B Units for an aggregate purchase price of approximately $30.0 million. The repurchase transaction is expected to be completed on August 8, 2025. The purchase price per Class B Unit is $43.11, the closing price of the Class A Shares on August 4, 2025. The unit repurchase transaction is expected to be funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

On August 4, 2025, we entered into an ASR agreement with a financial institution to repurchase $70.0 million of our publicly traded Class A Shares. Under the terms of the ASR, we agreed to make an upfront payment of $70.0 million in cash to the financial institution and expect an initial share delivery of 1,136,627 of Class A Shares on August 8, 2025, representing approximately 70% of the expected Class A Share repurchases under the ASR agreement, based on the closing price of the Class A Shares on August 4, 2025. Final share delivery is expected in the third quarter of 2025. The total number of Class A Shares to ultimately be purchased by the Company under the ASR agreement will be based generally on the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction, subject to adjustments pursuant to the terms and conditions of the ASR agreement. The repurchase of Class A Shares in the ASR is expected to be funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

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

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries. References to “Partnership” refer to Hess Midstream Operations LP. References to “Sponsor” or “Sponsors” refer to Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP”) when referring to periods prior to May 30, 2025, Hess from May 30, 2025 to July 17, 2025, and Chevron Corporation (“Chevron”) from July 18, 2025 to present.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our 2024 Annual Report.

Overview

Organization. We are a fee-based, growth-oriented, limited partnership that owns, operates, develops and acquires a diverse set of midstream assets and provides fee-based services to our Sponsor, its subsidiaries, and third-party customers. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

We are managed and controlled by Hess Midstream GP LLC (“GP LLC”), the general partner of our general partner. Prior to May 30, 2025, the general partner of our general partner was owned 50/50 by affiliates of Hess and GIP. As described below, as of the closing of the May 2025 GIP equity offering transaction, GIP no longer holds any Class A Shares of the Company or any Class B Units of the Partnership and no longer holds a direct or indirect ownership interest in GP LLC, our general partner, the Company, or the Partnership. From May 30, 2025 to July 17, 2025, the general partner of our general partner was wholly owned by Hess.

Chevron Merger. On July 18, 2025, Hess and Chevron completed the previously announced merger contemplated by the Agreement and Plan of Merger, dated as of October 22, 2023 (the “Merger”). As a result of the Merger, Chevron is the direct parent of Hess and, therefore, indirectly owns 100% of the limited liability company interests in GP LLC, 100% of the partnership interests in our general partner, and an approximate 37.8% interest in the Company on a consolidated basis.

There were no changes to our existing commercial agreements with Hess or our existing partnership agreement as a result of the Merger or GIP’s departure.

Equity Transactions. On January 15, 2025, the Partnership purchased directly from the Sponsors 2,572,677 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $100.0 million. The purchase price per Class B Unit was $38.87, the closing price of the Class A Shares on January 13, 2025.

On May 9, 2025, the Partnership purchased directly from the Sponsors 5,151,842 Class B Units for an aggregate purchase price of approximately $190.0 million. The purchase price per Class B Unit was $36.88, the closing price of the Class A Shares on May 5, 2025. The repurchase transactions were funded using borrowings under the Partnership’s existing revolving credit facility.

On February 12, 2025, GIP sold an aggregate of 11,000,000 of our Class A Shares representing limited partner interests (the “Class A Shares”) in an underwritten public offering at a price of $39.45 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,650,000 Class A Shares at the same price per Class A Share, which was exercised in full on February 19, 2025. GIP received net proceeds from the offering of approximately $494.7 million, after deducting underwriting discounts. On May 30, 2025, GIP sold an aggregate of 15,022,517 of our Class A Shares in an underwritten public offering at a price of $37.25 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $553.7 million, after deducting underwriting discounts. The Company did not receive any proceeds from the offering transactions. The offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors.

PART I – FINANCIAL INFORMATION (CONT’D)

In May 2025, we repurchased $10.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $10.0 million in cash to the financial institution and received 267,532 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction. The ASR transaction was funded using borrowings under the Partnership’s existing revolving credit facility.

As a result of the equity offering and unit and share repurchase transactions described above, our public ownership increased from approximately 47.3% at December 31, 2024, to approximately 62.2% at June 30, 2025, on a consolidated basis.

On August 4, 2025, the Partnership entered into an agreement to purchase 695,894 Class B Units directly from our Sponsor at a purchase price of $43.11 per Class B Unit, for an aggregate purchase price of approximately $30.0 million. In addition, on August 4, 2025, we entered into an ASR agreement with a financial institution to repurchase $70.0 million of our publicly traded Class A Shares. Under the terms of the ASR, we agreed to make an upfront payment of $70.0 million in cash to the financial institution and expect an initial share delivery of 1,136,627 Class A Shares on August 8, 2025, representing approximately 70% of the expected Class A Share repurchases under the ASR agreement, based on the closing price of the Class A Shares on August 4, 2025. Final share delivery is expected in the third quarter of 2025. The total number of Class A Shares to ultimately be purchased by the Company under the ASR agreement will be based generally on the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction, subject to adjustments pursuant to the terms and conditions of the ASR agreement. See Note 12, Subsequent Events.

Investment Grade Rating. On July 24, 2025, the Partnership received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned a rating of ‘BBB-’ to the Partnership’s unsecured debt and raised the Partnership’s issuer level credit rating to ‘BBB-’, with a stable outlook. As a result of this investment grade rating and subject to the satisfaction of certain customary conditions, the Partnership is not expected to be required to comply with certain restrictive covenants set forth in the unsecured notes indentures. Additionally, as a result of the investment grade rating, certain restrictive covenants on the Partnership’s Credit Facilities fall away and become more permissive. See Note 12, Subsequent Events for additional description.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2025 included:

•
Consolidated net income of $179.7 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $90.3 million, or $0.74 basic earnings per Class A Share;
•
Net cash provided by operating activities of $276.9 million;
•
Adjusted EBITDA of $316.0 million;
•
Cash distribution of $0.7370 per Class A Share declared on July 28, 2025, an increase of $0.0272 per Class A Share for the second quarter of 2025 as compared with the first quarter of 2025.

Revenues and other income in the second quarter of 2025 were $414.2 million, up from $365.5 million in the prior‑year quarter, primarily due to higher physical volumes and higher tariff rates. Total operating costs and expenses in the second quarter of 2025 were $154.0 million, up from $143.2 million in the prior-year quarter, primarily due to higher pass-through electricity and produced water trucking and disposal costs, higher employee costs and depreciation expense for additional assets placed in service. Interest expense, net of interest income, in the second quarter of 2025 was $55.4 million, up from $49.7 million in the prior-year quarter, primarily due to $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024. Income tax expense was $29.1 million, up from $16.0 million in the prior-year quarter, primarily resulting from ownership changes following GIP secondary equity offering and Class B Unit repurchase transactions. As a result, consolidated net income increased $19.4 million and Adjusted EBITDA increased $39.5 million for the second quarter of 2025 compared with the second quarter of 2024.

Throughput volumes increased 7% for gas processing, 9% for oil terminaling and 11% for water gathering in the second quarter of 2025 compared with the second quarter of 2024, primarily due to higher production.

For additional discussion of the results of operations at the segment level, see “Results of Operations” below. For additional information regarding Adjusted EBITDA, our non‑GAAP financial measure, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measure” below.

PART I – FINANCIAL INFORMATION (CONT’D)

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating natural gas liquids (“NGLs”); gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long‑term, fee‑based commercial agreements with Hess effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements.

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

Our revenues also include revenues from (i) third-party volumes contracted directly with us, (ii) third-party volumes contracted with Hess and delivered to us under the commercial agreements with Hess described above, and (iii) pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. Together with our Sponsor, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

Adjusted EBITDA. We define “Adjusted EBITDA” as reported net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as transaction costs, other income and other non‑cash and non‑recurring items, if applicable. We use Adjusted EBITDA to analyze our performance and liquidity.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results of operations for the three months ended June 30, 2025 and 2024 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$219.9	$152.3	$33.1	$-	$405.3
Third-party services	2.5	5.6	0.1	-	8.2
Other income	-	-	0.7	-	0.7
Total revenues	222.4	157.9	33.9	-	414.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	54.7	30.6	8.8	-	94.1
Depreciation expense	32.7	14.8	4.3	-	51.8
General and administrative expenses	3.2	1.9	0.2	2.8	8.1
Total operating costs and expenses	90.6	47.3	13.3	2.8	154.0
Income (loss) from operations	131.8	110.6	20.6	(2.8)	260.2
Income from equity investments	-	4.0	-	-	4.0
Interest expense, net	-	-	-	55.4	55.4
Income (loss) before income tax expense	131.8	114.6	20.6	(58.2)	208.8
Income tax expense	-	-	-	29.1	29.1
Net income (loss)	131.8	114.6	20.6	(87.3)	179.7
Less: Net income (loss) attributable to noncontrolling interest	56.5	49.1	8.7	(24.9)	89.4
Net income (loss) attributable to Hess Midstream LP	$75.3	$65.5	$11.9	$(62.4)	$90.3

Throughput volumes
Gas gathering (MMcf/d)(1)	464				464
Crude oil gathering (MBbl/d)(2)	127				127
Gas processing (MMcf/d)(1)		449			449
Crude oil terminaling (MBbl/d)(2)			137		137
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	138				138

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$193.7	$135.2	$29.6	$-	$358.5
Third-party services	1.8	4.3	-	-	6.1
Other income	-	-	0.9	-	0.9
Total revenues	195.5	139.5	30.5	-	365.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.8	27.3	9.4	-	87.5
Depreciation expense	31.5	14.6	4.4	-	50.5
General and administrative expenses	2.3	1.0	0.2	1.7	5.2
Total operating costs and expenses	84.6	42.9	14.0	1.7	143.2
Income (loss) from operations	110.9	96.6	16.5	(1.7)	222.3
Income from equity investments	-	3.7	-	-	3.7
Interest expense, net	-	-	-	49.7	49.7
Income (loss) before income tax expense	110.9	100.3	16.5	(51.4)	176.3
Income tax expense	-	-	-	16.0	16.0
Net income (loss)	110.9	100.3	16.5	(67.4)	160.3
Less: Net income (loss) attributable to noncontrolling interest	69.6	62.8	10.4	(32.0)	110.8
Net income (loss) attributable to Hess Midstream LP	$41.3	$37.5	$6.1	$(35.4)	$49.5

Throughput volumes
Gas gathering (MMcf/d)(1)	440				440
Crude oil gathering (MBbl/d)(2)	116				116
Gas processing (MMcf/d)(1)		419			419
Crude oil terminaling (MBbl/d)(2)			126		126
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	124				124

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $26.9 million in the second quarter of 2025 compared to the second quarter of 2024, of which $9.0 million is attributable to higher tariff rates, $6.9 million is attributable to higher gas gathering physical volumes, and $3.9 million is attributable to higher water gathering and disposal revenue. Additionally, $3.9 million of the increase is attributable to higher pass‑through revenue, $2.9 million is attributable to higher crude oil gathering physical volumes, and $0.3 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $3.9 million, of which $3.9 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, and $2.9 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements, offset by $2.9 million primarily attributable to lower maintenance activities. Depreciation expense increased $1.2 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $18.4 million in the second quarter of 2025 compared to the second quarter of 2024, of which $9.2 million is attributable to higher gas processing physical volumes, $7.3 million is attributable to higher tariff rates, $1.0 million is attributable to higher pass‑through revenue, and $0.9 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $3.3 million, of which $1.0 million is attributable to higher pass-through costs, $1.0 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements, and $1.3 million is attributable to all other costs.

Terminaling and Export

Revenues and other income increased $3.4 million in the second quarter of 2025 compared to the second quarter of 2024, of which $2.3 million is attributable to higher physical volumes and $1.1 million is primarily attributable to higher tariff rates.

Operating and maintenance expenses (exclusive of depreciation) remained relatively flat in the second quarter of 2025 compared to the second quarter of 2024.

Interest and Other

Interest expense, net of interest income, increased $5.7 million in the second quarter of 2025 compared to the second quarter of 2024, of which $5.3 million is attributable to interest on senior unsecured notes primarily related to the $600.0 million 6.500% fixed-rate senior unsecured note issued in May 2024, $0.9 million is attributable to higher amortization of deferred finance costs and $0.7 million is attributable to lower interest income. These increases were partially offset by $1.2 million attributable to lower interest on lower borrowings under our Credit Facilities.

Income tax expense increased $13.1 million in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2024 and 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Results of operations for the six months ended June 30, 2025 and 2024 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$421.1	$295.9	$62.6	$-	$779.6
Third-party services	4.9	9.8	0.2	-	14.9
Other income	-	-	1.7	-	1.7
Total revenues	426.0	305.7	64.5	-	796.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.1	58.3	16.3	-	179.7
Depreciation expense	65.1	29.5	8.7	-	103.3
General and administrative expenses	6.2	3.6	0.5	5.3	15.6
Total operating costs and expenses	176.4	91.4	25.5	5.3	298.6
Income (loss) from operations	249.6	214.3	39.0	(5.3)	497.6
Income from equity investments	-	7.4	-	-	7.4
Interest expense, net	-	-	-	111.8	111.8
Income (loss) before income tax expense	249.6	221.7	39.0	(117.1)	393.2
Income tax expense	-	-	-	52.1	52.1
Net income (loss)	249.6	221.7	39.0	(169.2)	341.1
Less: Net income (loss) attributable to noncontrolling interest	113.8	101.1	17.7	(53.4)	179.2
Net income (loss) attributable to Hess Midstream LP	$135.8	$120.6	$21.3	$(115.8)	$161.9

Throughput volumes
Gas gathering (MMcf/d)(1)	448				448
Crude oil gathering (MBbl/d)(2)	122				122
Gas processing (MMcf/d)(1)		437			437
Crude oil terminaling (MBbl/d)(2)			131		131
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	132				132

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$380.3	$270.6	$57.0	$-	$707.9
Third-party services	3.3	8.0	0.1	-	11.4
Other income	-	-	1.8	-	1.8
Total revenues	383.6	278.6	58.9	-	721.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	97.1	52.5	16.0	-	165.6
Depreciation expense	62.3	29.3	8.7	-	100.3
General and administrative expenses	4.4	2.2	0.4	3.9	10.9
Total operating costs and expenses	163.8	84.0	25.1	3.9	276.8
Income (loss) from operations	219.8	194.6	33.8	(3.9)	444.3
Income from equity investments	-	6.4	-	-	6.4
Interest expense, net	-	-	-	98.2	98.2
Income (loss) before income tax expense	219.8	201.0	33.8	(102.1)	352.5
Income tax expense	-	-	-	30.3	30.3
Net income (loss)	219.8	201.0	33.8	(132.4)	322.2
Less: Net income (loss) attributable to noncontrolling interest	142.1	130.1	21.8	(65.9)	228.1
Net income (loss) attributable to Hess Midstream LP	$77.7	$70.9	$12.0	$(66.5)	$94.1

Throughput volumes
Gas gathering (MMcf/d)(1)	422				422
Crude oil gathering (MBbl/d)(2)	110				110
Gas processing (MMcf/d)(1)		406			406
Crude oil terminaling (MBbl/d)(2)			121		121
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	120				120

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $42.4 million in the first six months of 2025 compared to the first six months of 2024, of which $13.5 million is attributable to higher gas gathering physical volumes, $11.2 million is attributable to higher tariff rates, $5.5 million is attributable to higher water gathering and disposal revenue, and $5.3 million is attributable to higher crude oil gathering physical volumes. Additionally, $4.8 million of the increase is attributable to higher pass‑through revenue, $1.3 million is attributable to crude oil MVCs recognized in revenue upon expiration of shortfall fee credits and $0.8 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $8.0 million in the first six months of 2025 compared to the first six months of 2024, of which $7.3 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements and $4.8 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, partially offset by $4.1 million primarily attributable to lower compressor stations overhauls and other maintenance activities. Depreciation expense increased $2.8 million due to new compressors and other new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $27.1 million in the first six months of 2025 compared to the first six months of 2024, of which $18.3 million is attributable to higher gas processing physical volumes, $5.5 million is attributable to higher tariff rates, $2.4 million is attributable to higher pass-through revenue and $0.9 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $5.8 million in the first six months of 2025 compared to the first six months of 2024, of which $2.4 million is attributable to higher pass-through costs, $2.2 million is attributable to higher third‑party processing fees and $1.2 million is attributable to all other costs.

Terminaling and Export

Revenues and other income increased $5.6 million in the first six months of 2025 compared to the first six months of 2024, of which $3.4 million is attributable to higher physical volumes and $2.2 million is attributable to higher tariff rates.

Operating and maintenance expenses (exclusive of depreciation) remained relatively flat in the first six months of 2025 compared to the first six months of 2024.

Interest and Other

Interest expense, net of interest income, increased $13.6 million in the first six months of 2025 compared to the first six months of 2024, of which $18.1 million is attributable to interest on $800.0 million 5.875% fixed-rate senior unsecured notes issued in February 2025, $14.7 million is attributable to interest on $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, $2.0 million is attributable to extinguishment loss related to early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes and $1.8 million is attributable to higher amortization of deferred finance costs. These increases were partially offset by $14.5 million attributable to lower interest on $800.0 million 5.625% fixed-rate senior unsecured notes that were redeemed in March 2025, $7.9 million attributable to lower interest on lower borrowings under our Credit Facilities and $0.6 million higher interest income.

Income tax expense increased $21.8 million in the first six months of 2025 compared to the first six months of 2024, primarily driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and unit repurchase transactions in 2024 and 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by our Sponsor and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future.

The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by our Sponsor and third parties in the Bakken, which, in turn, are ultimately dependent on our Sponsor’s and third parties’ exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or our customers’ control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. Sustained periods of low prices for oil and natural gas could materially and adversely affect the quantities of oil and natural gas that our Sponsor and third parties can economically produce. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. To the extent our plans include revenues for volumes above currently established MVC levels, such revenues could decline to the MVC levels as a result of market volatility. Furthermore, our ability to execute our growth strategy in the Bakken, including attracting third-party volumes, will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$179.7	$160.3	$341.1	$322.2
Plus:
Depreciation expense	51.8	50.5	103.3	100.3
Interest expense, net	55.4	49.7	111.8	98.2
Income tax expense	29.1	16.0	52.1	30.3
Adjusted EBITDA	$316.0	$276.5	$608.3	$551.0

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$276.9	$271.6	$479.3	$456.9
Changes in assets and liabilities	(12.1)	(42.3)	28.0	1.7
Amortization of deferred financing costs	(3.2)	(2.3)	(8.1)	(4.4)
Interest expense, net	55.4	49.7	111.8	98.2
Distribution from equity investments	(4.7)	(3.9)	(9.6)	(7.4)
Income from equity investments	4.0	3.7	7.4	6.4
Other	(0.3)	-	(0.5)	(0.4)
Adjusted EBITDA	$316.0	$276.5	$608.3	$551.0

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On July 28, 2025, we declared a quarterly cash distribution of $0.7370 per Class A Share, to be paid on August 14, 2025 to shareholders of record on August 7, 2025. Simultaneously, the Partnership will make a distribution of $0.7370 per Class B Unit of the Partnership to the Sponsors.

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

As of June 30, 2025, the Partnership had:

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

The notes described above are guaranteed by certain subsidiaries of the Partnership. Each of the indentures for the senior unsecured notes described above contains customary covenants that restrict our ability and the ability of our restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the leverage ratio (as defined in the indentures) does not exceed 4.25 to 1.00. As of June 30, 2025, the Partnership was in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of June 30, 2025, the Partnership had $1.4 billion senior secured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion five-year revolving credit facility and a $400.0 million five‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the five-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin that ranged from 1.65% to 2.55%, while the applicable margin for the five‑year syndicated revolving credit facility ranged from 1.375% to 2.050%. Pricing levels for the facility fee and interest rate margins are based on the Partnership’s ratio of total debt to EBITDA (as defined in the Credit Facilities). As of June 30, 2025, borrowings of $273.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $375.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. The Credit Facilities are guaranteed by each direct and indirect wholly owned material domestic subsidiary of the Partnership, and are secured by first priority perfected liens on substantially all of the presently owned and after-acquired assets of the Partnership and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2025, the Partnership was in compliance with these financial covenants.

On July 24, 2025, the Partnership received an investment grade credit rating from S&P. See Note 12, Subsequent Events for additional description.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $22.4 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in revenues and other income of $75.1 million, an increase in distributions received from equity investments of $2.2 million, partially offset by an increase in expenses, other than depreciation, equity-based compensation and other non-cash gains and losses of $28.6 million and an increase in cash used by changes in working capital of $26.3 million.

Investing Activities. Net cash used in investing activities decreased $9.8 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by the timing of payments for additions to property, plant, and equipment primarily related to our compression capacity and associated pipeline infrastructure expansion program.

PART I – FINANCIAL INFORMATION (CONT’D)

Financing Activities. Net cash used in financing activities increased $126.2 million for the six months ended June 30, 2025, compared to the same period in 2024. In the first six months of 2025, we received proceeds of $787.5 million, net of financing costs, from our issuance of the new 5.875% fixed-rate senior unsecured notes due 2028, compared to $591.1 million in proceeds, net of financing costs, from our issuance of the 6.500% fixed-rate senior unsecured notes in 2024. In addition, we received $258.0 million net proceeds from borrowings under our Credit Facilities compared to repayments of $340.0 million from borrowings under our Credit Facilities in 2024. We used the net proceeds from the issuance of the new 5.875% fixed-rate senior unsecured notes, along with borrowings under our revolving credit facility, to redeem the $800.0 million notes due 2026. Our repayments of the term loan facility were $5.0 million higher in the first six months of 2025 compared to the same period in 2024. In addition, in the first six months of 2025, we spent $100.0 million more for share and unit repurchases, paid higher distributions to shareholders and noncontrolling interests of $14.8 million, as well as paid higher transaction costs of $0.8 million compared to the same period in 2024.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2025	2024
(in millions)
Total capital expenditures	$120.1	$107.9
(Increase) decrease in accrued capital expenditures	0.6	24.0
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(11.8)	(13.2)
Additions to property, plant and equipment	$108.9	$118.7

Capital expenditures in 2025 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related pipeline infrastructure to meet our Sponsor’s and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, which are expected to be placed in service in 2025. Capital expenditures in 2024 were also attributable to continued expansion of our compression capacity and related pipeline infrastructure.

PART I – FINANCIAL INFORMATION (CONT’D)

Cautionary Note Regarding Forward-looking Information

This Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of U.S. federal securities laws. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; our industry; our expected revenues; our future profitability; our maintenance or expansion projects; our projected budget and capital expenditures and the impact of such expenditures on our performance; our ability to deliver ongoing return of capital to our shareholders; future economic and market conditions in the oil and gas industry; and information about sustainability goals and targets and planned social, safety environmental policies, programs and initiatives.

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•
the ability of Chevron and other parties to satisfy their obligations to us, including Chevron’s ability to meet its drilling and development plans on a timely basis or at all, its ability to deliver its nominated volumes to us, and the operation of joint ventures that we may not control;
•
our ability to generate sufficient cash flow to pay current and expected levels of distributions;
•
reductions in the volumes of crude oil, natural gas, NGLs and produced water we gather, process, terminal or store;
•
the actual volumes we gather, process, terminal and store for Chevron in excess of our MVCs and relative to Chevron’s nominations;
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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ completed Merger and integration with Chevron, including the following:
o
Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
o
the possibility that any of the anticipated benefits and projected synergies of the transaction will not be realized or will not be realized within the expected time period;
o
the effect of the completion of the transaction on the parties’ business relationships and business generally, and the risks that the transaction disrupts current plans and operations of Chevron or Hess and potential difficulties in Hess employee retention as a result of the transaction, as well as the risk of disruption of Chevron’s or Hess’ management and business disruption following the transaction; and
•
other factors described in Item 1A — Risk Factors in our Annual Report on Form 10-K, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We generally do not take ownership of the crude oil, natural gas or NGLs that we currently gather, process, terminal, store or transport for our customers. Because we generate substantially all of our revenues by charging fees under long-term commercial agreements with Hess with minimum volume commitments, our Sponsor bears the risks associated with fluctuating commodity prices and we have minimal direct exposure to commodity prices.

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2025, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2025, our total debt had a carrying value of $3,714.4 million and a fair value of approximately $3,752.2 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $81.5 million or $79.7 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2024 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, Jonathan C. Stein, Chief Executive Officer, and Michael J. Chadwick, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2025.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Risks Related to the Merger

Integrating Hess’ business following the Merger may cause Chevron’s financial results to differ from Chevron’s expectations or the expectations of the investment community, Chevron may not achieve the anticipated benefits of the Merger, and the Merger may disrupt Chevron’s current plans or operations, any of which may adversely affect our business results and negatively affect the trading price of our Class A Shares.

The success of the Merger, which closed in July 2025, will depend, in part, on Chevron’s ability to successfully integrate the business of Hess, including our business, and realize the anticipated benefits, including the anticipated run-rate cost synergies, estimated five-year production and free cash flow growth rates, among other anticipated benefits, and anticipated higher returns to shareholders over the long-term. Difficulties in integrating Hess may result in a failure of Chevron to realize anticipated synergies in the expected timeframe, in operational challenges for Chevron’s and our ongoing businesses (including potential difficulties in employee retention following closing), and in the diversion of Chevron’s and our management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the Merger, which may have an adverse impact on Chevron’s financial results. Because we are substantially dependent on Chevron, if the anticipated benefits of the Merger are not realized fully, or at all, or if they take longer to realize than expected, our business, financial condition and operating results could be adversely affected and could negatively affect the trading prices of our Class A Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Class A Share repurchase activities for the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (In millions)
April 1-30, 2025	-	-	-	-
May 1-30, 2025	267,532	$37.38	267,532	$-
June 1-30, 2025	-	-	-	-

In May 2025, we entered into an ASR agreement with a financial institution to repurchase $10.0 million of our publicly traded Class A Shares. See Note 2, Equity Transactions in the Notes to Consolidated Financial Statements for additional information.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

.	Exhibits

10.1

Repurchase Agreement, dated as of May 5, 2025, by and among Hess Midstream LP, Hess Midstream Operations LP, Hess Investments North Dakota LLC and GIP II Blue Holding, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2025)

	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	32.2*	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101(SCH)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESS MIDSTREAM LP (Registrant)

By: HESS MIDSTREAM GP LP, its General Partner

By: HESS MIDSTREAM GP LLC, its General Partner

By	/s/ Jonathan C. Stein
Jonathan C. Stein
Chief Executive Officer

By	/s/ Michael J. Chadwick
Michael J. Chadwick
Chief Financial Officer

Date: August 6, 2025