Form 10-Q
period 2025-09-30
Hess Midstream LP
filed 2025-11-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

129,392,378 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 31, 2025.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2025	2024
(in millions, except share amounts)
Assets
Cash and cash equivalents	$5.5	$4.3
Accounts receivable from contracts with customers:
Accounts receivable—trade	5.1	3.6
Accounts receivable—affiliate	145.4	135.3
Prepaid insurance	8.2	5.9
Other current assets	4.0	0.3
Total current assets	168.2	149.4
Equity investments	84.5	87.0
Property, plant and equipment, net	3,376.3	3,325.4
Long-term receivable—affiliate	-	0.2
Deferred tax asset	804.0	582.6
Other noncurrent assets	4.7	6.4
Total assets	$4,437.7	$4,151.0
Liabilities
Accounts payable—trade	$40.4	$55.9
Accounts payable—affiliate	53.0	33.5
Accrued liabilities	89.9	93.8
Current maturities of long-term debt	30.0	22.5
Other current liabilities	11.0	13.6
Total current liabilities	224.3	219.3
Long-term debt	3,764.9	3,449.4
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	21.5	16.5
Total liabilities	4,011.2	3,685.7
Partners’ capital
Class A shares (129,378,474 shares issued and outstanding as of September 30, 2025; 104,086,900 shares issued and outstanding as of December 31, 2024)	572.5	530.7
Class B shares (78,283,296 shares issued and outstanding as of September 30, 2025; 113,927,226 shares issued and outstanding as of December 31, 2024)	-	-
Total Class A and Class B partners’ capital	572.5	530.7
Noncontrolling interest	(146.0)	(65.4)
Total partners’ capital	426.5	465.3
Total liabilities and partners’ capital	$4,437.7	$4,151.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions, except per share data)
Revenues
Affiliate services	$405.6	$371.4	$1,185.2	$1,079.3
Third-party services	14.0	6.2	28.9	17.6
Other income	1.3	0.9	3.0	2.7
Total revenues	420.9	378.5	1,217.1	1,099.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	98.1	89.0	277.8	254.6
Depreciation expense	56.6	51.5	159.9	151.8
General and administrative expenses	7.3	6.3	22.9	17.2
Total operating costs and expenses	162.0	146.8	460.6	423.6
Income from operations	258.9	231.7	756.5	676.0
Income from equity investments	5.2	3.7	12.6	10.1
Interest expense, net	57.1	51.8	168.9	150.0
Income before income tax expense	207.0	183.6	600.2	536.1
Income tax expense	31.5	18.9	83.6	49.2
Net income	175.5	164.7	516.6	486.9
Less: Net income attributable to noncontrolling interest	77.8	106.1	257.0	334.2
Net income attributable to Hess Midstream LP	$97.7	$58.6	$259.6	$152.7

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.75	$0.63	$2.15	$1.82
Diluted	$0.75	$0.63	$2.14	$1.82
Weighted average Class A shares outstanding
Basic	130.3	93.0	120.9	84.0
Diluted	130.3	93.0	121.0	84.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Share and unit repurchases	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9
Net income	90.3	-	89.4	179.7
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7098 per share	(82.9)	-	(70.1)	(153.0)
Deferred tax asset	168.9	-	-	168.9
Sale of shares held by Sponsors	(28.0)	-	28.0	-
Share and unit repurchases	(114.2)	-	(85.8)	(200.0)
Transaction costs	(0.7)	-	(0.5)	(1.2)
Balance at June 30, 2025	$635.0	$-	$(127.4)	$507.6
Net income	97.7	-	77.8	175.5
Equity-based compensation	0.8	-	-	0.8
Distributions - $0.7370 per share	(96.6)	-	(58.2)	(154.8)
Deferred tax asset	(1.7)	-	-	(1.7)
Share and unit repurchases	(62.1)	-	(37.9)	(100.0)
Transaction costs	(0.6)	-	(0.3)	(0.9)
Balance at September 30, 2025	$572.5	$-	$(146.0)	$426.5

Balance at December 31, 2023	$340.2	$-	$23.0	$363.2
Net income	44.6	-	117.3	161.9
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6343 per share	(50.7)	-	(92.9)	(143.6)
Deferred tax asset	100.4	-	-	100.4
Sale of shares held by Sponsors	5.2	-	(5.2)	-
Share and unit repurchases	(35.6)	-	(64.4)	(100.0)
Transaction costs	(0.3)	-	(0.4)	(0.7)
Balance at March 31, 2024	$404.3	$-	$(22.6)	$381.7
Net income	49.5	-	110.8	160.3
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.6516 per share	(52.1)	-	(93.6)	(145.7)
Deferred tax asset	107.0	-	-	107.0
Sale of shares held by Sponsors	(2.7)	-	2.7	-
Share and unit repurchases	(41.3)	-	(58.7)	(100.0)
Transaction costs	(0.3)	-	(0.5)	(0.8)
Balance at June 30, 2024	$464.5	$-	$(61.9)	$402.6
Net income	58.6	-	106.1	164.7
Equity-based compensation	0.5	-	-	0.5
Distributions - $0.6677 per share	(61.1)	-	(86.4)	(147.5)
Deferred tax asset	122.4	-	-	122.4
Sale of shares held by Sponsors	(11.1)	-	11.1	-
Share and unit repurchases	(42.5)	-	(57.5)	(100.0)
Transaction costs	(0.3)	-	(0.6)	(0.9)
Balance at September 30, 2024	$531.0	$-	$(89.2)	$441.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
(in millions)
Cash flows from operating activities
Net income	$516.6	$486.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	159.9	151.8
Income from equity investments	(12.6)	(10.1)
Distributions from equity investments	15.1	11.8
Amortization of deferred financing costs	11.1	7.0
Equity-based compensation expense	1.4	1.1
Deferred income tax expense	83.6	49.0
Changes in assets and liabilities:
Accounts receivable – trade	(1.5)	(1.6)
Accounts receivable – affiliate	(9.9)	(5.0)
Other current and noncurrent assets	(5.9)	(5.8)
Accounts payable – trade	(15.5)	4.0
Accounts payable – affiliate	(2.8)	(6.0)
Accrued liabilities	7.1	13.9
Other current and noncurrent liabilities	(8.4)	(15.2)
Net cash provided by operating activities	738.2	681.8
Cash flows from investing activities
Additions to property, plant and equipment	(188.9)	(211.0)
Net cash used in investing activities	(188.9)	(211.0)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	341.0	(310.0)
Borrowings with maturities of greater than 90 days:
Proceeds	800.0	600.0
Repayments	(815.0)	(7.5)
Deferred financing costs	(12.5)	(9.5)
Transaction costs	(2.7)	(2.1)
Share and unit repurchases	(400.0)	(300.0)
Distributions to shareholders	(252.5)	(163.9)
Distributions to noncontrolling interest	(206.4)	(272.9)
Net cash used in financing activities	(548.1)	(465.9)
Increase in cash and cash equivalents	1.2	4.9
Cash and cash equivalents, beginning of period	4.3	5.4
Cash and cash equivalents, end of period	$5.5	$10.3
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$(11.0)	$6.8
Recognition of deferred tax asset	$305.0	$329.8

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” “us” or like terms, refer to Hess Midstream LP and its subsidiaries. References to “Sponsor” or “Sponsors” refer to (a) Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP”) when referring to periods prior to May 30, 2025, (b) Hess from May 30, 2025 to July 17, 2025, and (c) Chevron from July 18, 2025 to present.

As used in this report, the term “Chevron” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2025 and December 31, 2024, the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and the consolidated cash flows for the nine months ended September 30, 2025 and 2024. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (the “Partnership”), as a variable interest entity (“VIE”) under GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us with the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 11, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. At September 30, 2025, our noncontrolling interest represents an approximate 37.7% interest in the Partnership retained by our Sponsor (December 31, 2024: 52.3%).

On May 30, 2025, GIP sold all of its limited partner interests in the Partnership and no longer holds a direct or indirect ownership interest in the Company, the Partnership or our general partner. See Note 2, Equity Transactions for more details.

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
•
100% of the limited liability company interests in Hess Investments North Dakota LLC (“HINDL”), the holder of 449,000 Class A shares representing limited partner interests in the Company (“Class A Shares”) and all of the issued and outstanding Class B shares representing limited partner interests in the Company (“Class B Shares”) and Class B units representing limited partner interests in the Partnership (“Class B Units”), which Class B Shares and Class B Units together are exchangeable into Class A Shares and, together with HINDL’s Class A Shares, collectively represent an approximate 37.9% interest in the Company on a consolidated basis.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Throughout this filing and depending on the context, we make references to Chevron, as Chevron, following the completion of the Merger, is our Sponsor and indirectly wholly owns our general partner. Our historical commercial, omnibus and employee secondment agreements with Hess remain in effect subsequent to the Merger, and we refer to Chevron as the counterparty to these agreements, as Chevron currently wholly owns the Hess entities that are counterparties to these agreements.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU will be effective for the Company for the year ending December 31, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements or disclosures.

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

Note 2. Equity Transactions

Equity Offering Transactions

On February 8, 2024, GIP sold an aggregate of 11,500,000 of our Class A Shares, inclusive of the underwriter’s option to purchase up to 1,500,000 additional Class A Shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $32.83 per Class A Share. GIP received net proceeds from the offering of approximately $377.5 million.

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

On September 20, 2024, GIP sold an aggregate of 12,650,000 of our Class A Shares, inclusive of the underwriter’s option to purchase up to 1,650,000 additional Class A Shares, which was fully exercised, in an underwritten public offering at a price to the underwriter of $35.12 per Class A Share. GIP received net proceeds from the offering of approximately $444.3 million.

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

On May 30, 2025, GIP sold an aggregate of 15,022,517 of our Class A Shares in an underwritten public offering at a price of $37.25 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $553.7 million, after deducting underwriting discounts. As of the closing of the offering, GIP no longer held a direct or indirect ownership interest in any of the Company, the Partnership or our general partner.

The Company did not receive any proceeds in the above equity offering transactions. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us a corresponding number of Class B Units held by GIP, together with an equal number of Class B Shares held by the Company’s general partner. As a result, the total number of the Company’s Class A Shares and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $44.9 million during the nine months ended September 30, 2025 (nine months ended September 30, 2024: $8.6 million) and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

On September 9, 2024, the Company, the Partnership and our Sponsors entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsors 2,823,262 Class B Units for an aggregate purchase price of approximately $100.0 million. The repurchase transaction was consummated on September 11, 2024. The purchase price per Class B Unit was $35.42, the closing price of the Class A Shares on September 9, 2024.

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

On August 4, 2025, the Company, the Partnership and our Sponsor entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsor 695,894 Class B Units for an aggregate purchase price of approximately $30.0 million. The repurchase transaction was consummated on August 8, 2025. The purchase price per Class B Unit was $43.11, the closing price of the Class A Shares on August 4, 2025.

Pursuant to the terms of the unit repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

Accelerated Share Repurchases

In the second quarter of 2025, we repurchased $10.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $10.0 million in cash to the financial institution and received 267,532 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

In the third quarter of 2025, we repurchased $70.0 million of our publicly traded Class A Shares through an ASR transaction with a financial institution. Under the terms of the ASR, we paid $70.0 million in cash to the financial institution and received 1,706,118 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

Following the settlement of the ASR transactions, the Company cancelled the repurchased Class A Shares, and the Partnership cancelled, for no consideration, an equal number of its Class A units representing limited partner interests in the Partnership.

The Class B Unit repurchase and ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 6, Debt and Interest Expense).

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Class B Unit repurchase and ASR transactions were accounted for in accordance with Accounting Standards Codification 810, whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders. Distributions to noncontrolling interest holders related to the 2024 repurchase transactions exceeded the noncontrolling interest’s carrying value resulting in a deficit balance as shown in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit).

We incurred approximately $2.9 million of costs directly attributable to the repurchase transactions that were charged to equity during the nine months ended September 30, 2025 (nine months ended September 30, 2024: $2.4 million).

As a result of the equity offering, Class B Unit repurchase and ASR transactions described above, we also recognized an additional deferred tax asset of $305.0 million during the nine months ended September 30, 2025 (nine months ended September 30, 2024: $329.8 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the additional deferred tax asset was included in Class A shareholders’ equity balance in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

Note 3. Related Party Transactions

In addition to the Class B Unit repurchase transactions and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

Commercial Agreements

We have long-term fee-based commercial agreements with certain subsidiaries of Chevron to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, (v) terminaling and export services, and (vi) water handling services.

For the services performed under these commercial agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of natural gas liquids (“NGLs”), as applicable, delivered during each month, and Chevron is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Chevron’s nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Chevron fails to deliver its applicable MVCs during any quarter, then Chevron will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except for the water services agreements and except for a certain gathering sub-system as described below, each of our commercial agreements with Chevron had an initial 10-year term effective January 1, 2014 (“Initial Term”). For this gathering sub-system, the Initial Term is 15 years effective January 1, 2014 and for the water services agreements the Initial Term is 14 years effective January 1, 2019. Each of our commercial agreements other than our storage services agreement includes an inflation escalator capped at 3% in any calendar year and a fee recalculation mechanism that allows fees to be adjusted annually during the Initial Term for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed over the Initial Term of the applicable commercial agreement (or, with respect to the crude oil services fee under our terminal and export services agreement, the 20-year period commencing on the effective date of the agreement).

For certain crude oil gathering, terminaling, storage, gas processing and gas gathering commercial agreements with Chevron, we exercised our renewal options to extend each of these commercial agreements for one additional 10-year term (“Secondary Term”) effective January 1, 2024 through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For the remaining gathering sub-system, the Secondary Term is 5 years, and for the water services agreements the Secondary Term is 10 years, and we have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

Consistent with the existing terms of the commercial agreements, during the Secondary Term of each of our commercial agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Chevron under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee is adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee may ever be reduced below the amount of the applicable fee payable by Chevron in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Chevron’s nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Chevron is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Chevron and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Chevron’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are recorded as deferred revenue and recognized as revenue as the credits are utilized or expire. At September 30, 2025, deferred revenue included in Accrued liabilities in the accompanying unaudited consolidated balance sheet was $1.8 million (December 31, 2024: $2.6 million).

Revenues attributable to our fee‑based commercial agreements with Chevron, including revenues from third‑party volumes contracted with Chevron and delivered to us under these agreements, for the three and nine months ended September 30, 2025 were 96% and 97%, respectively, compared with 98% for both the three and nine months ended September 30, 2024. In 2023, we began providing fee-based services directly to third-party customers. Together with our Sponsor, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Affiliate services
Oil and gas gathering services	$186.2	$171.0	$543.6	$495.6
Processing and storage services	151.4	140.8	447.3	411.4
Terminaling and export services	32.7	28.9	95.3	85.9
Water gathering and disposal services	35.3	30.7	99.0	86.4
Total affiliate services	$405.6	$371.4	$1,185.2	$1,079.3
Third-party services	14.0	6.2	28.9	17.6
Total revenues from contracts with customers	$419.6	$377.6	$1,214.1	$1,096.9
Other income	1.3	0.9	3.0	2.7
Total revenues	$420.9	$378.5	$1,217.1	$1,099.6

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services, and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Electricity and other related fees	$13.8	$13.6	$43.6	$40.6
Produced water trucking and disposal costs	13.1	11.2	35.1	30.5
Total	$26.9	$24.8	$78.7	$71.1

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Chevron provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2025 and 2024, we had the following charges from Chevron included in Operating and maintenance expenses and General and administrative expenses in the accompanying unaudited consolidated statement of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Operating and maintenance expenses	$26.4	$21.0	$76.3	$60.6
General and administrative expenses	4.9	3.9	15.2	10.9
Total	$31.3	$24.9	$91.5	$71.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LM4 Agreements

Separately from our commercial agreements with Chevron, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2025 and 2024, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Processing fee incurred	$10.3	$8.4	$27.8	$23.8
Earnings from equity investments	5.2	3.7	12.6	10.1
Distributions received from equity investments	5.5	4.4	15.1	11.8

Note 4. Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2025	December 31, 2024
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,914.3	$1,782.7
Compressors, pumping stations and terminals	22 to 25 years	1,197.2	1,109.1
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	431.2	428.2
Processing and fractionation facilities	25 years	444.0	436.1
Buildings	35 years	182.3	182.3
Logistics facilities and railcars	20 to 25 years	410.7	409.8
Storage facilities	20 to 25 years	19.9	19.9
Other	20 to 25 years	51.8	39.0
Construction-in-progress	N/A	215.9	250.1
Total property, plant and equipment, at cost		5,327.3	5,117.2
Accumulated depreciation		(1,951.0)	(1,791.8)
Property, plant and equipment, net		$3,376.3	$3,325.4

Note 5. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2025	December 31, 2024
(in millions)
Accrued interest	$40.3	$38.6
Accrued capital expenditures	15.9	27.1
Other accruals	33.7	28.1
Total	$89.9	$93.8

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

As of September 30, 2025, the Partnership had:

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

Each of the indentures for the senior unsecured notes described above contains covenants that the Partnership considers to be customary. On July 24, 2025 (the “Investment Grade Rating Date”), the Partnership received an investment grade rating from S&P Global Ratings (“S&P”). S&P assigned a rating of ‘BBB-’ to the Partnership’s unsecured debt and raised the Partnership’s issuer level credit rating to ‘BBB-’, with a stable outlook. As a result of this investment grade rating, the Partnership is not required to comply with certain restrictive covenants set forth in the unsecured notes indentures, including those related to (i) declaring or paying any dividend or making any other restricted payments; (ii) transfer or sale of assets or subsidiary stock; (iii) incurrence of additional debt; (iv) restricted investments; and (v) affiliate transactions. As of September 30, 2025, the Partnership was in compliance with all debt covenants under the indentures.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facilities

As of September 30, 2025, the Partnership had $1.4 billion senior unsecured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion five-year revolving credit facility and a $400.0 million five‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the five-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin that, prior to the Investment Grade Rating Date, ranged from 1.65% to 2.55%, while the applicable margin for the five‑year syndicated revolving credit facility ranged from 1.375% to 2.050%. As a result of the investment grade rating, on and after the Investment Grade Rating Date, borrowings under the Partnership’s five-year Term Loan A facility bear interest at SOFR plus the applicable margin ranging from 1.10% to 1.85%, while the applicable margin for the five-year syndicated revolving credit facility ranges from 1.00% to 1.60%. On and after the Investment Grade Rating Date, pricing levels for the facility fee and interest rate margins are based on the Partnership’s Designated Rating (as defined in the Credit Facilities). As of September 30, 2025, borrowings of $356.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $370.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. After the Investment Grade Rating Date, each of the guarantors was released from its obligations under the guarantee agreement, each of the loan parties was released from its obligations under the security documents to which it was a party and all liens granted to the administrative agent by the loan parties on any collateral were released. Additionally, after the Investment Grade Rating Date, the covenant that requires the Partnership to maintain a ratio of secured debt to Consolidated EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter fell away. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to Consolidated EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions). As of September 30, 2025, the Partnership was in compliance with this financial covenant.

Fair Value Measurement

At September 30, 2025, our total debt had a carrying value of $3,794.9 million and had a fair value of approximately $3,840.1 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and revolving credit facility at September 30, 2025, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 7. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2024	May 2, 2024	May 14, 2024	$0.6516
Second Quarter 2024	August 8, 2024	August 14, 2024	$0.6677
Third Quarter 2024	November 7, 2024	November 14, 2024	$0.6846
Fourth Quarter 2024	February 6, 2025	February 14, 2025	$0.7012
First Quarter 2025	May 8, 2025	May 14, 2025	$0.7098
Second Quarter 2025	August 7, 2025	August 14, 2025	$0.7370
Third Quarter 2025(1)	November 6, 2025	November 14, 2025	$0.7548

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$175.5	$164.7	$516.6	$486.9
Less: Net income attributable to noncontrolling interest	77.8	106.1	257.0	334.2
Net income attributable to Hess Midstream LP	97.7	58.6	259.6	152.7
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.75	$0.63	$2.15	$1.82
Diluted:	$0.75	$0.63	$2.14	$1.82
Weighted average Class A shares outstanding:
Basic:	130.3	93.0	120.9	84.0
Diluted:	130.3	93.0	121.0	84.0

For the three and nine months ended September 30, 2025, the weighted average number of Class A Shares outstanding included 24,866 and 22,392 dilutive restricted shares, respectively, compared with 30,413 and 29,566 dilutive restricted shares for the three and nine months ended September 30, 2024, respectively.

Note 9. Concentration of Credit Risk

As of both September 30, 2025 and December 31, 2024, Chevron and its affiliates represented approximately 97% of accounts receivable from contracts with customers. Total revenues attributable to Chevron for the three and nine months ended September 30, 2025 were 96% and 97%, respectively, compared with 98% of revenues for both the three and nine months ended September 30, 2024.

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

As of September 30, 2025 our reserves for all estimated remediation liabilities, inclusive of the produced water release above, were $1.4 million in Accrued liabilities and $1.3 million in Other noncurrent liabilities, each in the accompanying unaudited consolidated balance sheet, compared with $1.9 million and $1.4 million, respectively, as of December 31, 2024.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of September 30, 2025 and December 31, 2024, we did not have material accrued liabilities for legal contingencies.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2025
Revenues and other income	$227.3	$159.6	$34.0	$420.9	$-	$420.9
Operating and maintenance expenses (exclusive of depreciation shown separately below)	58.6	29.2	10.3	98.1	-	98.1
Depreciation expense	34.5	17.7	4.4	56.6	-	56.6
General and administrative expenses	2.7	1.9	0.3	4.9	2.4	7.3
Income from equity investments	-	5.2	-	5.2	-	5.2
Interest expense, net	-	-	-	-	57.1	57.1
Income tax expense	-	-	-	-	31.5	31.5
Adjusted EBITDA	166.0	133.7	23.4	323.1
Capital expenditures	76.0	3.5	0.3	79.8

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2024
Revenues and other income	$203.5	$145.1	$29.9	$378.5	$-	$378.5
Operating and maintenance expenses (exclusive of depreciation shown separately below)	51.3	30.3	7.4	89.0	-	89.0
Depreciation expense	32.2	15.0	4.3	51.5	-	51.5
General and administrative expenses	2.4	1.2	0.3	3.9	2.4	6.3
Income from equity investments	-	3.7	-	3.7	-	3.7
Interest expense, net	-	-	-	-	51.8	51.8
Income tax expense	-	-	-	-	18.9	18.9
Adjusted EBITDA	149.8	117.3	22.2	289.3
Capital expenditures	93.3	3.0	-	96.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2025
Revenues and other income	$653.3	$465.3	$98.5	$1,217.1	$-	$1,217.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	163.7	87.5	26.6	277.8	-	277.8
Depreciation expense	99.6	47.2	13.1	159.9	-	159.9
General and administrative expenses	8.9	5.5	0.8	15.2	7.7	22.9
Income from equity investments	-	12.6	-	12.6	-	12.6
Interest expense, net	-	-	-	-	168.9	168.9
Income tax expense	-	-	-	-	83.6	83.6
Adjusted EBITDA	480.7	384.9	71.1	936.7
Capital expenditures	188.8	10.7	0.4	199.9

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2024
Revenues and other income	$587.1	$423.7	$88.8	$1,099.6	$-	$1,099.6
Operating and maintenance expenses (exclusive of depreciation shown separately below)	148.4	82.8	23.4	254.6	-	254.6
Depreciation expense	94.5	44.3	13.0	151.8	-	151.8
General and administrative expenses	6.8	3.4	0.7	10.9	6.3	17.2
Income from equity investments	-	10.1	-	10.1	-	10.1
Interest expense, net	-	-	-	-	150.0	150.0
Income tax expense	-	-	-	-	49.2	49.2
Adjusted EBITDA	431.9	347.6	64.7	844.2
Capital expenditures	194.5	9.6	0.1	204.2

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
(in millions)	2025	2024	2025	2024
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$323.1	$289.3	$936.7	$844.2
Less:
Depreciation expense	56.6	51.5	159.9	151.8
Unallocated general and administrative expenses	2.4	2.4	7.7	6.3
Interest expense, net	57.1	51.8	168.9	150.0
Income before income tax expense	$207.0	$183.6	$600.2	$536.1

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	September 30, 2025	December 31, 2024
(in millions)
Gathering	$2,408.8	$2,299.0
Processing and Storage(1)	978.5	1,010.9
Terminaling and Export	236.3	248.1
Total reportable segments assets	3,623.6	3,558.0
Interest and Other	814.1	593.0
Total consolidated assets	$4,437.7	$4,151.0

(1) Includes investment in equity investees of $84.5 million as of September 30, 2025 and $87.0 million as of December 31, 2024.

Note 12. Subsequent Events

On October 27, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7548 per Class A Share for the quarter ended September 30, 2025. The distribution represents an increase of $0.0178 per Class A Share for the third quarter of 2025 as compared with the second quarter of 2025. The distribution will be payable on November 14, 2025, to shareholders of record as of the close of business on November 6, 2025. Simultaneously, the Partnership will make a distribution of $0.7548 per Class B Unit of the Partnership to our Sponsor.

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

Unless otherwise stated or the context otherwise indicates, references in this report to “Hess Midstream LP,” “the Company,” “us,” “our,” “we” or similar terms refer to Hess Midstream LP, including its consolidated subsidiaries. References to “Partnership” refer to Hess Midstream Operations LP. References to “Sponsor” or “Sponsors” refer to (a) Hess Corporation (“Hess”) and GIP II Blue Holding, L.P. (“GIP”) when referring to periods prior to May 30, 2025, (b) Hess from May 30, 2025 to July 17, 2025, and (c) Chevron from July 18, 2025 to present.

As used in this report, the term “Chevron” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or to all of them taken as a whole. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those risk factors discussed in our 2024 Annual Report and risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We are managed and controlled by Hess Midstream GP LLC (“GP LLC”), the general partner of our general partner. Prior to May 30, 2025, GP LLC was owned 50/50 by affiliates of Hess and GIP. As described below, as of the closing of the May 2025 GIP equity offering transaction, GIP no longer holds any Class A Shares of the Company or any Class B Units of the Partnership and no longer holds a direct or indirect ownership interest in GP LLC, our general partner, the Company, or the Partnership. From May 30, 2025 to July 17, 2025, GP LLC was wholly owned by Hess.

Chevron Merger. On July 18, 2025, Hess and Chevron completed the previously announced merger contemplated by the Agreement and Plan of Merger, dated as of October 22, 2023 (the “Merger”). As a result of the Merger, Chevron is the direct parent of Hess and, therefore, indirectly owns 100% of the limited liability company interests in GP LLC, 100% of the partnership interests in our general partner, and an approximate 37.9% interest in the Company on a consolidated basis.

Our historical commercial, omnibus and employee secondment agreements with Hess remain in effect subsequent to the Merger, and we refer to Chevron as the counterparty to these agreements as, following the completion of the Merger, Chevron wholly owns the Hess entities that are the counterparties to these agreements.

Operational Highlights. In the third quarter of 2025, we completed the construction of a new compressor station. The new station provides approximately 35 MMcf/d of installed capacity and can be expanded to provide an additional 35 MMcf/d in the future.

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

On August 8, 2025, the Partnership purchased directly from the Sponsor 695,894 Class B Units for an aggregate purchase price of approximately $30.0 million. The purchase price per Class B Unit was $43.11, the closing price of the Class A Shares on August 4, 2025.

The repurchase transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility.

PART I – FINANCIAL INFORMATION (CONT’D)

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

The Company did not receive any proceeds from the offering transactions described above. The offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors.

In the second quarter of 2025, we repurchased $10.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $10.0 million in cash to the financial institution and received 267,532 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

In the third quarter of 2025, we repurchased $70.0 million of our publicly traded Class A Shares through an ASR transaction with a financial institution. Under the terms of the ASR, we paid $70.0 million in cash to the financial institution and received 1,706,118 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

The ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility.

As a result of the equity offering and unit and share repurchase transactions described above, our public ownership increased from approximately 47.3% at December 31, 2024, to approximately 62.1% at September 30, 2025, on a consolidated basis.

Credit Ratings. On July 24, 2025, the Partnership received an investment grade rating from S&P. S&P assigned a rating of ‘BBB-’ to the Partnership’s unsecured debt and raised the Partnership’s issuer level credit rating to ‘BBB-’, with a stable outlook. As a result of this investment grade rating, the Partnership is not required to comply with certain restrictive covenants set forth in the unsecured notes indentures. Additionally, as a result of the investment grade rating, certain restrictive covenants on the Partnership’s Credit Facilities fell away and became more permissive. At September 30, 2025, the Partnership’s senior unsecured debt is rated ‘BBB-’ by S&P, BB+ by Fitch Ratings, and Ba2 by Moody’s Investors Service.

Income Taxes. On July 4, 2025, the One Big Beautiful Bill Act (“Act”) was enacted into law in the U.S., providing for significant changes to U.S. Federal tax law. Under GAAP, the impact of tax law changes is recognized in the period of enactment. There was no material impact of the new Act on our consolidated financial statements for the three and nine months ended September 30, 2025, and we do not expect a material impact on our future results of operations or cash flows.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2025 included:

•
Consolidated net income of $175.5 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $97.7 million, or $0.75 basic earnings per Class A Share;
•
Net cash provided by operating activities of $258.9 million;
•
Adjusted EBITDA of $320.7 million;
•
Cash distribution of $0.7548 per Class A Share declared on October 27, 2025, an increase of $0.0178 per Class A Share for the third quarter of 2025 as compared with the second quarter of 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

Revenues and other income in the third quarter of 2025 were $420.9 million, up from $378.5 million in the prior‑year quarter, primarily due to higher physical volumes and higher tariff rates. Total operating costs and expenses in the third quarter of 2025 were $162.0 million, up from $146.8 million in the prior-year quarter, primarily due to higher employee costs, depreciation and pass-through electricity and produced water trucking and disposal costs. Interest expense, net of interest income, in the third quarter of 2025 was $57.1 million, up from $51.8 million in the prior-year quarter, primarily due to higher borrowings under the Company’s revolving credit facility. Income tax expense was $31.5 million, up from $18.9 million in the prior-year quarter, primarily resulting from ownership changes following the GIP secondary equity offering and Class A Share and Class B Unit repurchase transactions. As a result, consolidated net income increased $10.8 million and Adjusted EBITDA increased $33.8 million for the third quarter of 2025 compared with the third quarter of 2024.

Throughput volumes increased 10% for gas processing, 7% for oil terminaling and 7% for water gathering in the third quarter of 2025 compared with the third quarter of 2024, primarily due to higher production and higher third-party gas volumes.

For additional discussion of the results of operations at the segment level, see “Results of Operations” below. For additional information regarding Adjusted EBITDA, our non‑GAAP financial measure, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measure” below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating natural gas liquids (“NGLs”); gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing of produced water. We have entered into long‑term, fee‑based commercial agreements with Chevron effective January 1, 2014, for oil and gas services agreements, and effective January 1, 2019, for water services agreements.

Except for the water services agreements and except for a certain gathering sub-system, as described below, each of our commercial agreements with Chevron had an initial 10-year term. We exercised our renewal options to extend each of these commercial agreements for one additional 10-year term (“Secondary Term”) effective January 1, 2024, through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. For this gathering sub-system, the initial term is 15 years effective January 1, 2014, and the Secondary Term is 5 years. For the water services agreements the initial term is 14 years effective January 1, 2019, and the Secondary Term is 10 years. We have the sole option to renew these remaining agreements for their Secondary Term that is exercisable at a later date. Upon the expiration of the Secondary Term, if any, the agreements will automatically renew for subsequent one-year periods unless terminated by either party no later than 180 days prior to the end of the applicable Secondary Term.

These agreements include dedications covering substantially all of Chevron’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Chevron’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability during the initial term of the agreements. During the Secondary Term of the agreements, the fee recalculation model is replaced by an inflation-based fee structure. See Note 3, Related Party Transactions for additional description of our commercial agreements.

Our revenues also include revenues from (i) third-party volumes contracted directly with us, (ii) third-party volumes contracted with Chevron and delivered to us under the commercial agreements with Chevron described above, and (iii) pass-through third-party rail transportation costs, third-party produced water trucking and disposal costs, electricity fees and certain other third-party fees, for which we recognize revenues in an amount equal to the costs. Together with our Sponsor, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

PART I – FINANCIAL INFORMATION (CONT’D)

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses, and (iii) Adjusted EBITDA.

Volumes. The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas, NGLs and produced water that we handle at our gathering, processing, terminaling, storage facilities and disposal facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Chevron. Although Chevron has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•
utilize the remaining uncommitted capacity on, or add additional capacity to, our existing assets, and optimize our existing assets;
•
identify and execute expansion projects, and capture incremental throughput volumes from Chevron and third parties for these expanded facilities;
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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Results of operations for the three months ended September 30, 2025 and 2024 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$221.5	$151.4	$32.7	$-	$405.6
Third-party services	5.8	8.2	-	-	14.0
Other income	-	-	1.3	-	1.3
Total revenues	227.3	159.6	34.0	-	420.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	58.6	29.2	10.3	-	98.1
Depreciation expense	34.5	17.7	4.4	-	56.6
General and administrative expenses	2.7	1.9	0.3	2.4	7.3
Total operating costs and expenses	95.8	48.8	15.0	2.4	162.0
Income (loss) from operations	131.5	110.8	19.0	(2.4)	258.9
Income from equity investments	-	5.2	-	-	5.2
Interest expense, net	-	-	-	57.1	57.1
Income (loss) before income tax expense	131.5	116.0	19.0	(59.5)	207.0
Income tax expense	-	-	-	31.5	31.5
Net income (loss)	131.5	116.0	19.0	(91.0)	175.5
Less: Net income (loss) attributable to noncontrolling interest	49.4	43.6	7.2	(22.4)	77.8
Net income (loss) attributable to Hess Midstream LP	$82.1	$72.4	$11.8	$(68.6)	$97.7

Throughput volumes
Gas gathering (MMcf/d)(1)	480				480
Crude oil gathering (MBbl/d)(2)	123				123
Gas processing (MMcf/d)(1)		462			462
Crude oil terminaling (MBbl/d)(2)			130		130
NGL loading (MBbl/d)(2)			18		18
Water gathering (MBbl/d)(2)	137				137

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$201.7	$140.8	$28.9	$-	$371.4
Third-party services	1.8	4.3	0.1	-	6.2
Other income	-	-	0.9	-	0.9
Total revenues	203.5	145.1	29.9	-	378.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	51.3	30.3	7.4	-	89.0
Depreciation expense	32.2	15.0	4.3	-	51.5
General and administrative expenses	2.4	1.2	0.3	2.4	6.3
Total operating costs and expenses	85.9	46.5	12.0	2.4	146.8
Income (loss) from operations	117.6	98.6	17.9	(2.4)	231.7
Income from equity investments	-	3.7	-	-	3.7
Interest expense, net	-	-	-	51.8	51.8
Income (loss) before income tax expense	117.6	102.3	17.9	(54.2)	183.6
Income tax expense	-	-	-	18.9	18.9
Net income (loss)	117.6	102.3	17.9	(73.1)	164.7
Less: Net income (loss) attributable to noncontrolling interest	68.0	59.0	10.5	(31.4)	106.1
Net income (loss) attributable to Hess Midstream LP	$49.6	$43.3	$7.4	$(41.7)	$58.6

Throughput volumes
Gas gathering (MMcf/d)(1)	442				442
Crude oil gathering (MBbl/d)(2)	116				116
Gas processing (MMcf/d)(1)		419			419
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	128				128

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $23.8 million in the third quarter of 2025 compared to the third quarter of 2024, of which $6.5 million is attributable to higher tariff rates, $5.4 million is attributable to higher gas gathering physical volumes and $3.6 million is attributable to higher pass‑through revenue. Additionally, $3.4 million is attributable to services provided directly to third parties, $2.5 million is attributable to higher water gathering and disposal revenue and $2.4 million is attributable to higher crude oil gathering physical volumes.

Operating and maintenance expenses (exclusive of depreciation) increased $7.3 million, of which $3.7 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements and $3.6 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $2.3 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $14.5 million in the third quarter of 2025 compared to the third quarter of 2024, of which $7.9 million is attributable to higher gas processing physical volumes, $3.6 million is attributable to higher tariff rates and $3.5 million is attributable to services provided directly to third parties, slightly offset by $0.5 million attributable to lower pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) decreased $1.1 million, of which $2.4 million is attributable to lower maintenance activity, partially offset by $1.3 million attributable to higher employee costs charged to us under our omnibus and employee secondment agreements. Depreciation expense increased $2.7 million, primarily related to suspension of the Capa gas plant project and related engineering cost write off.

Income from equity investments increased $1.5 million, primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $4.1 million in the third quarter of 2025 compared to the third quarter of 2024, of which $2.7 million is attributable to higher physical volumes, $1.1 million is attributable to higher tariff rates and $0.3 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $2.9 million, of which $2.3 million is attributable to higher maintenance activity and $0.6 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements.

Interest and Other

Interest expense, net of interest income, increased $5.3 million in the third quarter of 2025 compared to the third quarter of 2024, of which $3.9 million is attributable to higher interest on higher borrowings under our Credit Facilities, $0.8 million is attributable to higher interest on senior unsecured notes, including amortization of deferred finance costs, and $0.6 million is attributable to lower interest income.

Income tax expense increased $12.6 million in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and share and unit repurchase transactions in 2024 and 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Results of operations for the nine months ended September 30, 2025 and 2024 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$642.6	$447.3	$95.3	$-	$1,185.2
Third-party services	10.7	18.0	0.2	-	28.9
Other income	-	-	3.0	-	3.0
Total revenues	653.3	465.3	98.5	-	1,217.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	163.7	87.5	26.6	-	277.8
Depreciation expense	99.6	47.2	13.1	-	159.9
General and administrative expenses	8.9	5.5	0.8	7.7	22.9
Total operating costs and expenses	272.2	140.2	40.5	7.7	460.6
Income (loss) from operations	381.1	325.1	58.0	(7.7)	756.5
Income from equity investments	-	12.6	-	-	12.6
Interest expense, net	-	-	-	168.9	168.9
Income (loss) before income tax expense	381.1	337.7	58.0	(176.6)	600.2
Income tax expense	-	-	-	83.6	83.6
Net income (loss)	381.1	337.7	58.0	(260.2)	516.6
Less: Net income (loss) attributable to noncontrolling interest	163.2	144.7	24.9	(75.8)	257.0
Net income (loss) attributable to Hess Midstream LP	$217.9	$193.0	$33.1	$(184.4)	$259.6

Throughput volumes
Gas gathering (MMcf/d)(1)	459				459
Crude oil gathering (MBbl/d)(2)	122				122
Gas processing (MMcf/d)(1)		445			445
Crude oil terminaling (MBbl/d)(2)			131		131
NGL loading (MBbl/d)(2)			16		16
Water gathering (MBbl/d)(2)	134				134

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2024	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$582.0	$411.4	$85.9	$-	$1,079.3
Third-party services	5.1	12.3	0.2	-	17.6
Other income	-	-	2.7	-	2.7
Total revenues	587.1	423.7	88.8	-	1,099.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	148.4	82.8	23.4	-	254.6
Depreciation expense	94.5	44.3	13.0	-	151.8
General and administrative expenses	6.8	3.4	0.7	6.3	17.2
Total operating costs and expenses	249.7	130.5	37.1	6.3	423.6
Income (loss) from operations	337.4	293.2	51.7	(6.3)	676.0
Income from equity investments	-	10.1	-	-	10.1
Interest expense, net	-	-	-	150.0	150.0
Income (loss) before income tax expense	337.4	303.3	51.7	(156.3)	536.1
Income tax expense	-	-	-	49.2	49.2
Net income (loss)	337.4	303.3	51.7	(205.5)	486.9
Less: Net income (loss) attributable to noncontrolling interest	210.1	189.1	32.3	(97.3)	334.2
Net income (loss) attributable to Hess Midstream LP	$127.3	$114.2	$19.4	$(108.2)	$152.7

Throughput volumes
Gas gathering (MMcf/d)(1)	429				429
Crude oil gathering (MBbl/d)(2)	112				112
Gas processing (MMcf/d)(1)		410			410
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	123				123

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $66.2 million in the first nine months of 2025 compared to the first nine months of 2024, of which $18.9 million is attributable to higher gas gathering physical volumes, $17.7 million is attributable to higher tariff rates, $8.4 million is attributable to higher pass‑through revenue and $8.0 million is attributable to higher water gathering and disposal revenue. Additionally, $7.7 million is attributable to higher crude oil gathering physical volumes, $4.2 million is attributable to services provided directly to third parties and $1.3 million is attributable to crude oil MVCs recognized in revenue upon expiration of shortfall fee credits.

Operating and maintenance expenses (exclusive of depreciation) increased $15.3 million in the first nine months of 2025 compared to the first nine months of 2024, of which $10.9 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements and $8.4 million is attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees, partially offset by $4.0 million attributable to lower maintenance activities. Depreciation expense increased $5.1 million due to new compressors and other new gathering assets brought into service. General and administrative expenses increased $2.1 million due to higher employee costs charged to us under our omnibus and employee secondment agreements.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $41.6 million in the first nine months of 2025 compared to the first nine months of 2024, of which $26.2 million is attributable to higher gas processing physical volumes, $9.1 million is attributable to higher tariff rates, $4.4 million is attributable to services provided directly to third parties and $1.9 million is attributable to higher pass-through revenue.

Operating and maintenance expenses (exclusive of depreciation) increased $4.7 million in the first nine months of 2025 compared to the first nine months of 2024, of which $3.1 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements, $2.7 million is attributable to higher third‑party processing fees, $1.9 million is attributable to higher pass-through costs, partially offset by $3.0 million attributable to lower maintenance activity. Depreciation expense increased $2.9 million, primarily related to suspension of the Capa gas plant project and related engineering cost write off. General and administrative expenses increased $2.1 million due to higher employee costs charged to us under our omnibus and employee secondment agreements.

Income from equity investments increased $2.5 million, primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $9.7 million in the first nine months of 2025 compared to the first nine months of 2024, of which $6.1 million is attributable to higher physical volumes, $3.3 million is attributable to higher tariff rates and $0.3 million is attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $3.2 million of which $1.8 million is attributable to higher employee costs charged to us under our omnibus and employee secondment agreements and $1.4 million is attributable to higher maintenance activity.

Interest and Other

Interest expense, net of interest income, increased $18.9 million in the first nine months of 2025 compared to the first nine months of 2024, of which $29.8 million is attributable to interest on $800.0 million 5.875% fixed-rate senior unsecured notes issued in February 2025, $14.7 million is attributable to interest on $600.0 million 6.500% fixed-rate senior unsecured notes issued in May 2024, $2.2 million is attributable to higher amortization of deferred finance costs and $2.0 million is attributable to extinguishment loss related to early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes. These increases were partially offset by $25.8 million attributable to lower interest on $800.0 million 5.625% fixed-rate senior unsecured notes that were redeemed in March 2025 and $4.0 million attributable to lower interest on lower borrowings under our Credit Facilities.

Income tax expense increased $34.4 million in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and share and unit repurchase transactions in 2024 and 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Chevron, including third parties contracted with affiliates of Chevron. These contracts provide cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by our Sponsor and third parties in the development of new crude oil and natural gas reserves. The markets for oil and natural gas are volatile and will likely continue to be volatile in the future.

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

The majority of our systems entered the Secondary Term of our commercial agreements, which includes a fixed fee structure based on the average fees paid by Chevron during 2021-2023 adjusted annually for inflation up to 3% a year. Such a fee structure may provide less downside risk protection in the future compared to the fee structure we had during the initial term of the commercial agreements. For our terminaling and water gathering systems, the rates will continue to be reset through our annual rate redetermination process through 2033. For all of our systems, MVCs will continue to provide downside risk protection through 2033. Generally, all of our volumes are expected to be above currently established MVC levels in 2025, 2026 and 2027.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measure

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$175.5	$164.7	$516.6	$486.9
Plus:
Depreciation expense	56.6	51.5	159.9	151.8
Interest expense, net	57.1	51.8	168.9	150.0
Income tax expense	31.5	18.9	83.6	49.2
Adjusted EBITDA	$320.7	$286.9	$929.0	$837.9

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$258.9	$224.9	$738.2	$681.8
Changes in assets and liabilities	8.9	14.0	36.9	15.7
Amortization of deferred financing costs	(3.0)	(2.6)	(11.1)	(7.0)
Interest expense, net	57.1	51.8	168.9	150.0
Distribution from equity investments	(5.5)	(4.4)	(15.1)	(11.8)
Income from equity investments	5.2	3.7	12.6	10.1
Other	(0.9)	(0.5)	(1.4)	(0.9)
Adjusted EBITDA	$320.7	$286.9	$929.0	$837.9

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the agreement, to our shareholders. On October 27, 2025, we declared a quarterly cash distribution of $0.7548 per Class A Share, to be paid on November 14, 2025 to shareholders of record on November 6, 2025. Simultaneously, the Partnership will make a distribution of $0.7548 per Class B Unit of the Partnership to our Sponsor.

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

As of September 30, 2025, the Partnership had:

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

Each of the indentures for the senior unsecured notes described above contains covenants that the Partnership considers to be customary. On July 24, 2025 (the “Investment Grade Rating Date”), the Partnership received an investment grade rating from S&P. S&P assigned a rating of ‘BBB-’ to the Partnership’s unsecured debt and raised the Partnership’s issuer level credit rating to ‘BBB-’, with a stable outlook. As a result of this investment grade rating, the Partnership is not required to comply with certain restrictive covenants set forth in the unsecured notes indentures, including those related to (i) declaring or paying any dividend or making any other restricted payments; (ii) transfer or sale of assets or subsidiary stock; (iii) incurrence of additional debt; (iv) restricted investments; and (v) affiliate transactions. As of September 30, 2025, the Partnership was in compliance with all debt covenants under the indentures.

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

Credit Facilities

As of September 30, 2025, the Partnership had $1.4 billion senior unsecured credit facilities (the “Credit Facilities”) consisting of a $1.0 billion five-year revolving credit facility and a $400.0 million five‑year Term Loan A facility. The Credit Facilities mature in July 2027. Facility fees accrue on the total capacity of the revolving credit facility. Borrowings under the five-year Term Loan A facility generally bear interest at Secured Overnight Financing Rate (“SOFR”) plus the applicable margin that, prior to the Investment Grade Rating Date, ranged from 1.65% to 2.55%, while the applicable margin for the five‑year syndicated revolving credit facility ranged from 1.375% to 2.050%. As a result of the investment grade rating, on and after the Investment Grade Rating Date, borrowings under the Partnership’s five-year Term Loan A facility bear interest at SOFR plus the applicable margin ranging from 1.10% to 1.85%, while the applicable margin for the five-year syndicated revolving credit facility ranges from 1.00% to 1.60%. On and after the Investment Grade Rating Date, pricing levels for the facility fee and interest rate margins are based on the Partnership’s Designated Rating (as defined in the Credit Facilities). As of September 30, 2025, borrowings of $356.0 million were drawn and outstanding under the Partnership’s revolving credit facility, and borrowings of $370.0 million, excluding deferred issuance costs, were drawn and outstanding under the Partnership’s Term Loan A facility.

The Credit Facilities can be used for borrowings and letters of credit for general corporate purposes. After the Investment Grade Rating Date, each of the guarantors was released from its obligations under the guarantee agreement, each of the loan parties was released from its obligations under the security documents to which it was a party and all liens granted to the administrative agent by the loan parties on any collateral were released. Additionally, after the Investment Grade Rating Date, the covenant that requires the Partnership to maintain a ratio of secured debt to Consolidated EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter fell away. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default that the Partnership considers to be customary for an agreement of this type, including a covenant that requires the Partnership to maintain a ratio of total debt to Consolidated EBITDA (as defined in the Credit Facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions). As of September 30, 2025, the Partnership was in compliance with this financial covenant.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $56.4 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in revenues and other income of $117.5 million and an increase in distributions received from equity investments of $3.3 million, partially offset by an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $43.2 million and an increase in cash used by changes in working capital of $21.2 million.

Investing Activities. Net cash used in investing activities decreased $22.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by the timing of payments for additions to property, plant, and equipment predominantly related to our compression capacity and associated pipeline infrastructure expansion program.

PART I – FINANCIAL INFORMATION (CONT’D)

Financing Activities. Net cash used in financing activities increased $82.2 million for the nine months ended September 30, 2025, compared to the same period in 2024. In the first nine months of 2025, we received proceeds of $787.5 million, net of financing costs, from our issuance of the new 5.875% fixed-rate senior unsecured notes due 2028, compared to $590.5 million in proceeds, net of financing costs, from our issuance of the 6.500% fixed-rate senior unsecured notes in 2024. In addition, we received $341.0 million net proceeds from borrowings under our Credit Facilities compared to $310.0 million of repayments of borrowings under our Credit Facilities in 2024. We used the net proceeds from the issuance of the new 5.875% fixed-rate senior unsecured notes, along with borrowings under our revolving credit facility, to redeem the $800.0 million notes due 2026. Our repayments of the term loan facility were $7.5 million higher in the first nine months of 2025 compared to the same period in 2024. In addition, in the first nine months of 2025, we spent $100.0 million more for share and unit repurchases, paid higher distributions to shareholders and noncontrolling interests of $22.1 million, as well as paid higher transaction costs of $0.6 million compared to the same period in 2024.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2025	2024
(in millions)
Total capital expenditures	$199.9	$204.2
(Increase) decrease in accrued capital expenditures	11.2	16.5
(Increase) decrease in capital expenditures included in accounts payable - affiliate	(22.2)	(9.7)
Additions to property, plant and equipment	$188.9	$211.0

Capital expenditures in 2025 are primarily attributable to continued expansion of our compression capacity and gas capture capabilities and related pipeline infrastructure to meet our Sponsor’s and third parties’ current and future production growth and gas capture targets. The activities focus on the construction of two new compressor stations and associated pipeline infrastructure, one of which was placed in service in the third quarter of 2025 and the other one is expected to be placed in service in early 2026. Capital expenditures in 2024 were also attributable to continued expansion of our compression capacity and related pipeline infrastructure.

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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ integration with Chevron following the completion of the Merger, including the following:
o
Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
o
the possibility that any of the anticipated benefits and projected synergies of the transaction will not be realized or will not be realized within the expected time period;
o
the effect of the completion of the transaction on the parties’ business relationships and business generally, and the risks that the transaction disrupts current plans and operations of Chevron or Hess and potential difficulties in Hess employee retention as a result of the transaction, as well as the risk of disruption of Chevron’s or Hess’ management and business disruption following the transaction; and
•
other factors described in Item 1A — Risk Factors in our 2024 Annual Report, as well as any additional risks described in our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We generally do not take ownership of the crude oil, natural gas or NGLs that we currently gather, process, terminal, store or transport for our customers. Because we generate substantially all of our revenues by charging fees under long-term commercial agreements with Chevron with minimum volume commitments, our Sponsor bears the risks associated with fluctuating commodity prices and we have minimal direct exposure to commodity prices.

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2025, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2025, our total debt had a carrying value of $3,794.9 million and a fair value of approximately $3,840.1 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $75.4 million or $71.9 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2024 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, Jonathan C. Stein, Chief Executive Officer, and Michael J. Chadwick, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2025.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our 2024 Annual Report includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except for the below and that the Merger has been consummated, and therefore we are no longer subject to transactional risks in connection with the Merger. In addition, references to Hess in risk factors in the 2024 Annual Report shall be changed to Chevron.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Class A Share repurchase activities for the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (In millions)
July 1-31, 2025	-	-	-	-
August 1-31, 2025	1,136,627	$41.03	1,136,627	-
September 1-30, 2025	569,491	41.03	569,491	-
Total	1,706,118	$41.03	1,706,118

In August 2025, we entered into an ASR agreement with a financial institution to repurchase $70.0 million of our publicly traded Class A Shares. The final share delivery under the ASR agreement was received in September 2025. See Note 2, Equity Transactions in the Notes to Consolidated Financial Statements for additional information.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

Exhibits

10.1

Unit Repurchase Agreement, dated as of August 4, 2025, by and among Hess Midstream LP, Hess Midstream Operations LP and Hess Investments North Dakota LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025)

10.2†

Letter Agreement Re: Second Amended and Restated Gas Gathering Agreement and Second Amended and Restated Gas Processing and Fractionation Agreement by and between Hess Trading Corporation, Hess Bakken Processing LLC and Hess North Dakota Pipelines LLC, dated as of August 14, 2025

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

Date: November 6, 2025