Form 10-Q
period 2026-03-31
Hess Midstream LP
filed 2026-05-07
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

128,350,881 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of April 30, 2026.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	March 31,	December 31,
	2026	2025
(in millions, except share amounts)
Assets
Cash and cash equivalents	$4.6	$1.9
Accounts receivable from contracts with customers:
Accounts receivable—trade	6.9	6.7
Accounts receivable—affiliate	149.3	143.5
Other current assets	5.0	6.9
Total current assets	165.8	159.0
Equity investments	80.0	81.5
Property, plant and equipment, at cost	5,385.2	5,374.6
Accumulated depreciation	(2,063.1)	(2,004.8)
Property, plant and equipment, net	3,322.1	3,369.8
Deferred tax asset	744.6	773.9
Other noncurrent assets	4.7	4.1
Total assets	$4,317.2	$4,388.3
Liabilities
Accounts payable—trade	$30.3	$24.9
Accounts payable—affiliate	22.8	26.9
Accrued liabilities	88.5	89.4
Current maturities of long-term debt	35.0	32.5
Other current liabilities	4.6	14.1
Total current liabilities	181.2	187.8
Long-term debt	3,737.0	3,739.5
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	23.7	22.6
Total liabilities	3,942.4	3,950.4
Partners’ capital
Class A shares (128,350,881 shares issued and outstanding as of March 31, 2026; 129,403,244 shares issued and outstanding as of December 31, 2025)	518.0	568.3
Class B shares (77,827,485 shares issued and outstanding as of March 31, 2026; 78,283,296 shares issued and outstanding as of December 31, 2025)	-	-
Total Class A and Class B partners’ capital	518.0	568.3
Noncontrolling interest	(143.2)	(130.4)
Total partners’ capital	374.8	437.9
Total liabilities and partners’ capital	$4,317.2	$4,388.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(in millions, except per share data)
Revenues
Affiliate services	$373.1	$374.3
Third-party services	15.6	6.7
Other income	1.4	1.0
Total revenues	390.1	382.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	85.6	85.6
Depreciation expense	58.5	51.5
General and administrative expenses	7.9	7.5
Total operating costs and expenses	152.0	144.6
Income from operations	238.1	237.4
Income from equity investments	3.2	3.4
Interest expense, net	55.4	56.4
Income before income tax expense	185.9	184.4
Income tax expense	28.2	23.0
Net income	157.7	161.4
Less: Net income attributable to noncontrolling interest	70.1	89.8
Net income attributable to Hess Midstream LP	$87.6	$71.6

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.68	$0.65
Diluted	$0.68	$0.65
Weighted average Class A shares outstanding
Basic	129.2	110.7
Diluted	129.2	110.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2025	$568.3	$-	$(130.4)	$437.9
Net income	87.6	-	70.1	157.7
Equity-based compensation	0.2	-	-	0.2
Distributions - $0.7641 per share	(98.9)	-	(59.8)	(158.7)
Deferred tax asset	(1.1)	-	-	(1.1)
Share and unit repurchases	(37.2)	-	(22.8)	(60.0)
Transaction costs (1)	(0.9)	-	(0.3)	(1.2)
Balance at March 31, 2026	$518.0	$-	$(143.2)	$374.8

Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Share and unit repurchases	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9

(1) Includes excise tax on Class A Share repurchases.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(in millions)
Cash flows from operating activities
Net income	$157.7	$161.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	58.5	51.5
Income from equity investments	(3.2)	(3.4)
Distributions from equity investments	4.7	4.9
Amortization of deferred financing costs	3.0	4.9
Equity-based compensation expense	0.2	0.3
Deferred income tax expense	28.2	22.9
Changes in assets and liabilities:
Accounts receivable – trade	(0.2)	(0.4)
Accounts receivable – affiliate	(5.8)	(1.2)
Other current and noncurrent assets	0.8	2.7
Accounts payable – trade	5.4	(31.2)
Accounts payable – affiliate	2.7	(4.4)
Accrued liabilities	10.5	3.4
Other current and noncurrent liabilities	(9.2)	(9.0)
Net cash provided by operating activities	253.3	202.4
Cash flows from investing activities
Additions to property, plant and equipment	(28.8)	(45.5)
Net cash used in investing activities	(28.8)	(45.5)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	5.0	113.0
Borrowings with maturities of greater than 90 days:
Proceeds	-	800.0
Repayments	(7.5)	(805.0)
Deferred financing costs	-	(11.4)
Transaction costs	(0.6)	(0.6)
Share and unit repurchases	(60.0)	(100.0)
Distributions to shareholders	(98.9)	(73.0)
Distributions to noncontrolling interest	(59.8)	(78.1)
Net cash used in financing activities	(221.8)	(155.1)
Increase (decrease) in cash and cash equivalents	2.7	1.8
Cash and cash equivalents, beginning of period	1.9	4.3
Cash and cash equivalents, end of period	$4.6	$6.1
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$18.4	$(4.6)
Recognition of deferred tax asset	$(1.1)	$137.8

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

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2026 and December 31, 2025, the consolidated results of operations and cash flows for the three months ended March 31, 2026 and 2025. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2025.

We consolidate the activities of Hess Midstream Operations LP (the “Partnership”), as a variable interest entity (“VIE”) under GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us with the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 10, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. At March 31, 2026, our noncontrolling interest represented an approximate 37.7% interest in the Partnership retained by our Sponsor (December 31, 2025: 37.7%). See Note 2, Equity Transactions for more details.

New Accounting Pronouncements

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

Note 2. Equity Transactions

Equity Offering Transactions

On February 12, 2025, GIP sold an aggregate of 11,000,000 of our Class A shares representing limited partner interests in the Company (the “Class A Shares”) in an underwritten public offering at a price of $39.45 per Class A Share, less underwriting discounts. GIP also granted the underwriter an option to purchase up to an additional 1,650,000 Class A Shares at the same price per Class A Share, which was exercised in full on February 19, 2025. GIP received net proceeds from the offering of approximately $494.7 million, after deducting underwriting discounts.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the above equity offering transaction. The above equity offering transaction was conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offering were obtained by GIP by exchanging to us a corresponding number of Class B units representing limited partner interests in the Partnership (the “Class B Units”) held by GIP, together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner at the time. As a result, the total number of the Company’s Class A Shares and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transaction described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $16.9 million during the three months ended March 31, 2025 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

On March 2, 2026, the Company, the Partnership and our Sponsor entered into a unit repurchase agreement, pursuant to which the Partnership agreed to purchase from the Sponsor 455,811 Class B Units for an aggregate purchase price of approximately $18.0 million. The repurchase transaction was consummated on March 4, 2026. The purchase price per Class B Unit was $39.49, the closing price of the Class A Shares on March 2, 2026.

Pursuant to the terms of the unit repurchase agreements described above, immediately following each purchase of the Class B Units from the Sponsors, the Partnership cancelled the repurchased units, and the Company cancelled, for no consideration, an equal number of its Class B Shares.

Accelerated Share Repurchases

In the first quarter of 2026, we repurchased $42.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $42.0 million in cash to the financial institution and received 1,065,724 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

Following the settlement of the ASR transaction, the Company cancelled the repurchased Class A Shares, and the Partnership cancelled, for no consideration, an equal number of its Class A units representing limited partner interests in the Partnership.

The Class B Unit repurchase and ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 5, Debt and Interest Expense).

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

As a result of the transactions described above, we recognized a direct reduction to deferred tax asset of $1.1 million (three months ended March 31, 2025: an addition to deferred tax asset of $137.8 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the changes in deferred tax asset was included in Class A shareholders’ equity balance in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

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

At March 31, 2026, deferred revenue included in Accrued liabilities in the accompanying unaudited consolidated balance sheet was $15.7 million (December 31, 2025: $6.4 million).

For the three months ended March 31, 2026 and 2025, approximately 96% and 98%, respectively, of our revenues were attributable to our fee‑based commercial agreements with Chevron, including revenues from third‑party volumes contracted with Chevron and delivered to us under these agreements. Together with Chevron, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended March 31,
	2026	2025
(in millions)
Affiliate services
Oil and gas gathering services	$166.3	$171.5
Processing and storage services	139.1	143.6
Terminaling and export services	36.1	29.5
Water gathering and disposal services	31.6	29.7
Total affiliate services	$373.1	$374.3
Third-party services	15.6	6.7
Total revenues from contracts with customers	$388.7	$381.0
Other income	1.4	1.0
Total revenues	$390.1	$382.0

The following table presents third-party pass-through costs for which we recognize revenues in an amount equal to the costs. These pass-through revenues are included in Affiliate services, and the related pass-through costs are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
(in millions)
Electricity and other related fees	$17.4	$14.5
Produced water trucking and disposal costs	13.2	10.1
Total	$30.6	$24.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Chevron provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2026 and 2025, we had the following charges from Chevron included in Operating and maintenance expenses and General and administrative expenses in the accompanying unaudited consolidated statements of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2026	2025
(in millions)
Operating and maintenance expenses	$17.1	$24.9
General and administrative expenses	5.8	5.0
Total	$22.9	$29.9

LM4 Agreements

Separately from our commercial agreements with Chevron, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three months ended March 31, 2026 and 2025, we had the following activity related to our agreements with LM4:

	Three Months Ended March 31,
	2026	2025
(in millions)
Processing fee incurred	$10.0	$8.3
Earnings from equity investments	3.2	3.4
Distributions received from equity investments	4.7	4.9

Note 4. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2026	December 31, 2025
(in millions)
Accrued interest	$40.3	$37.8
Deferred revenue	15.7	6.4
Accrued capital expenditures	4.7	16.3
Other accruals	27.8	28.9
Total	$88.5	$89.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Debt and Interest Expense

At March 31, 2026, the carrying value of our total debt was $3,772.0 million. Excluding deferred issuance costs, our total borrowings at March 31, 2026 consisted of $3,100.0 million outstanding under our fixed-rate senior unsecured notes, $343.0 million drawn and outstanding under our $1.0 billion five-year revolving credit facility and $355.0 million outstanding under our $400.0 million five-year Term Loan A facility. The revolving credit facility and the Term Loan A facility mature in July 2027.

At March 31, 2026, the fair value of our total debt was approximately $3,789.0 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and the revolving credit facility at March 31, 2026, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 6. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2025	May 8, 2025	May 14, 2025	$0.7098
Second Quarter 2025	August 7, 2025	August 14, 2025	$0.7370
Third Quarter 2025	November 6, 2025	November 14, 2025	$0.7548
Fourth Quarter 2025	February 5, 2026	February 13, 2026	$0.7641
First Quarter 2026(1)	May 7, 2026	May 14, 2026	$0.7792

(1) For more information, see Note 11, Subsequent Events.

Note 7. Earnings per Share

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net income	$157.7	$161.4
Less: Net income attributable to noncontrolling interest	70.1	89.8
Net income attributable to Hess Midstream LP	87.6	71.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.68	$0.65
Diluted:	$0.68	$0.65
Weighted average Class A shares outstanding:
Basic:	129.2	110.7
Diluted:	129.2	110.8

For the three months ended March 31, 2026 and 2025, we did not have any material dilutive restricted shares.

Note 8. Concentration of Credit Risk

As of both March 31, 2026 and December 31, 2025, Chevron and its affiliates represented approximately 96% of accounts receivable from contracts with customers. Total revenues attributable to Chevron for the three months ended March 31, 2026 and 2025 were 96% and 98%, respectively.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2026 our reserves for all estimated remediation liabilities were $2.0 million in Accrued liabilities and $0.9 million in Other noncurrent liabilities, each in the accompanying unaudited consolidated balance sheet, compared with $1.4 million and $0.9 million, respectively, as of December 31, 2025.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of March 31, 2026 and December 31, 2025, we did not have material accrued liabilities for legal contingencies.

Note 10. Segments

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2026
Revenues and other income	$204.1	$148.4	$37.6	$390.1	$-	$390.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	49.7	29.3	6.6	85.6	-	85.6
Depreciation expense	37.7	16.4	4.4	58.5	-	58.5
General and administrative expenses	4.1	1.4	0.3	5.8	2.1	7.9
Income from equity investments	-	3.2	-	3.2	-	3.2
Interest expense, net	-	-	-	-	55.4	55.4
Income tax expense	-	-	-	-	28.2	28.2
Adjusted EBITDA	150.3	120.9	30.7	301.9
Capital expenditures	5.8	4.6	-	10.4

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended March 31, 2025
Revenues and other income	$203.6	$147.8	$30.6	$382.0	$-	$382.0
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	27.7	7.5	85.6	-	85.6
Depreciation expense	32.4	14.7	4.4	51.5	-	51.5
General and administrative expenses	3.0	1.7	0.3	5.0	2.5	7.5
Income from equity investments	-	3.4	-	3.4	-	3.4
Interest expense, net	-	-	-	-	56.4	56.4
Income tax expense	-	-	-	-	23.0	23.0
Adjusted EBITDA	150.2	121.8	22.8	294.8
Capital expenditures	47.7	2.4	-	50.1

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
(in millions)	2026	2025
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$301.9	$294.8
Less:
Depreciation expense	58.5	51.5
Unallocated general and administrative expenses	2.1	2.5
Interest expense, net	55.4	56.4
Income before income tax expense	$185.9	$184.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	March 31, 2026	December 31, 2025
(in millions)
Gathering	$2,386.3	$2,413.7
Processing and Storage(1)	949.7	962.8
Terminaling and Export	228.9	230.8
Total reportable segments assets	3,564.9	3,607.3
Interest and Other	752.3	781.0
Total consolidated assets	$4,317.2	$4,388.3

(1) Includes investment in equity investees of $80.0 million as of March 31, 2026 and $81.5 million as of December 31, 2025.

Note 11. Subsequent Events

On April 27, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7792 per Class A Share for the quarter ended March 31, 2026. The distribution represents an increase of $0.0151 per Class A Share for the first quarter of 2026 as compared with the fourth quarter of 2025. The distribution will be payable on May 14, 2026, to shareholders of record as of the close of business on May 7, 2026. Simultaneously, the Partnership will make a distribution of $0.7792 per Class B Unit of the Partnership to our Sponsor.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2025 (our “2025 Annual Report”).

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

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those risk factors discussed in our 2025 Annual Report.

Overview

Organization. We are a fee-based, growth-oriented, limited partnership that owns, operates, develops and acquires a diverse set of midstream assets and provides fee-based services to our Sponsor, its subsidiaries, and third-party customers. We are managed and controlled by Hess Midstream GP LLC, the general partner of our general partner that is owned by Chevron. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we collectively refer to as the Bakken. Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Operational Highlights. In the first quarter of 2026, we placed in service a new compressor station, which provides approximately 50 MMcf/d of installed compression capacity and can be expanded to provide an additional 20 MMcf/d in the future.

Equity Transactions. On March 4, 2026, the Partnership purchased directly from the Sponsor 455,811 Class B units representing limited partner interests in the Partnership (“Class B Units”) for an aggregate purchase price of approximately $18.0 million. The purchase price per Class B Unit was $39.49, the closing price of the Class A shares representing limited partner interests in the Company (the “Class A Shares”) on March 2, 2026.

In the first quarter of 2026, we repurchased $42.0 million of our publicly traded Class A Shares through an accelerated share repurchase (“ASR”) transaction with a financial institution. Under the terms of the ASR, we paid $42.0 million in cash to the financial institution and received 1,065,724 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

The Class B Unit repurchase and the ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility.

Credit Ratings. At March 31, 2026, the Partnership’s senior unsecured debt is rated ‘BBB-’ by S&P Global Ratings and ‘Ba1’ by Moody’s Investors Service.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2026 included:

•
Consolidated net income of $157.7 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $87.6 million, or $0.68 basic earnings per Class A Share;
•
Net cash provided by operating activities of $253.3 million;
•
Adjusted EBITDA of $299.8 million;

PART I – FINANCIAL INFORMATION (CONT’D)

•
Cash distribution of $0.7792 per Class A Share declared on April 27, 2026, an increase of $0.0151 per Class A Share for the first quarter of 2026 as compared with the fourth quarter of 2025.

Revenues and other income in the first quarter of 2026 were $390.1 million, up from $382.0 million in the prior‑year quarter, primarily due to higher tariff rates, third-party services and pass-through revenues, partially offset by lower throughput volumes. Total operating costs and expenses in the first quarter of 2026 were $152.0 million, up from $144.6 million in the prior-year quarter, primarily due to higher depreciation expense. Interest expense, net of interest income, in the first quarter of 2026 was $55.4 million, approximately flat compared with $56.4 million in the prior-year quarter. Income tax expense was $28.2 million, up from $23.0 million in the prior-year quarter, primarily resulting from ownership changes following the GIP secondary equity offering and Class A Share and Class B Unit repurchase transactions. As a result, consolidated net income decreased $3.7 million while Adjusted EBITDA increased $7.5 million for the first quarter of 2026 compared with the first quarter of 2025.

Throughput volumes decreased 5% for oil terminaling and 9% for water gathering in the first quarter of 2026 compared with the first quarter of 2025, primarily due to lower production. Throughput volumes increased 1% for gas processing in the first quarter of 2026 compared with the first quarter of 2025, primarily due to higher third-party volumes.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Results of operations for the three months ended March 31, 2026 and 2025 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2026	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$197.9	$139.1	$36.1	$-	$373.1
Third-party services	6.2	9.3	0.1	-	15.6
Other income	-	-	1.4	-	1.4
Total revenues	204.1	148.4	37.6	-	390.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	49.7	29.3	6.6	-	85.6
Depreciation expense	37.7	16.4	4.4	-	58.5
General and administrative expenses	4.1	1.4	0.3	2.1	7.9
Total operating costs and expenses	91.5	47.1	11.3	2.1	152.0
Income (loss) from operations	112.6	101.3	26.3	(2.1)	238.1
Income from equity investments	-	3.2	-	-	3.2
Interest expense, net	-	-	-	55.4	55.4
Income (loss) before income tax expense	112.6	104.5	26.3	(57.5)	185.9
Income tax expense	-	-	-	28.2	28.2
Net income (loss)	112.6	104.5	26.3	(85.7)	157.7
Less: Net income (loss) attributable to noncontrolling interest	42.4	39.4	9.9	(21.6)	70.1
Net income (loss) attributable to Hess Midstream LP	$70.2	$65.1	$16.4	$(64.1)	$87.6

Throughput volumes
Gas gathering (MMcf/d)(1)	438				438
Crude oil gathering (MBbl/d)(2)	110				110
Gas processing (MMcf/d)(1)		430			430
Crude oil terminaling (MBbl/d)(2)			119		119
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	115				115

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$201.2	$143.6	$29.5	$-	$374.3
Third-party services	2.4	4.2	0.1	-	6.7
Other income	-	-	1.0	-	1.0
Total revenues	203.6	147.8	30.6	-	382.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	27.7	7.5	-	85.6
Depreciation expense	32.4	14.7	4.4	-	51.5
General and administrative expenses	3.0	1.7	0.3	2.5	7.5
Total operating costs and expenses	85.8	44.1	12.2	2.5	144.6
Income (loss) from operations	117.8	103.7	18.4	(2.5)	237.4
Income from equity investments	-	3.4	-	-	3.4
Interest expense, net	-	-	-	56.4	56.4
Income (loss) before income tax expense	117.8	107.1	18.4	(58.9)	184.4
Income tax expense	-	-	-	23.0	23.0
Net income (loss)	117.8	107.1	18.4	(81.9)	161.4
Less: Net income (loss) attributable to noncontrolling interest	57.3	52.0	9.0	(28.5)	89.8
Net income (loss) attributable to Hess Midstream LP	$60.5	$55.1	$9.4	$(53.4)	$71.6

Throughput volumes
Gas gathering (MMcf/d)(1)	431				431
Crude oil gathering (MBbl/d)(2)	117				117
Gas processing (MMcf/d)(1)		424			424
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			14		14
Water gathering (MBbl/d)(2)	126				126

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income increased $0.5 million in the first quarter of 2026 compared to the first quarter of 2025, of which $4.9 million is attributable to higher pass‑through revenue, $3.9 million is attributable to higher tariff rates, and $3.0 million is attributable to services provided directly to third parties. These increases are partially offset by $6.8 million attributable to lower gas gathering physical volumes delivered by Chevron, $1.8 million attributable to lower crude oil gathering physical volumes delivered by Chevron, $1.4 million attributable to lower water gathering and disposal revenue and $1.3 million attributable to lower MVC revenue recognized in the first quarter of 2026.

Operating and maintenance expenses (exclusive of depreciation) decreased $0.7 million, of which $5.4 million is attributable to lower employee costs charged to us under our omnibus and employee secondment agreements and $1.5 million is attributable to lower maintenance activity. These decreases are partially offset by $4.9 million attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees and $1.3 million attributable to higher third-party offload fees. Depreciation expense increased $5.3 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $0.6 million in the first quarter of 2026 compared to the first quarter of 2025, of which $4.8 million is attributable to services provided directly to third parties, $3.9 million is attributable to higher tariff rates and $0.2 million attributable to higher pass‑through revenue, partially offset by $8.3 million attributable to lower gas processing physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) increased $1.6 million, of which $3.1 million is attributable to higher third-party processing and offload fees, partially offset by $1.5 million attributable to lower maintenance activity and all other costs. Depreciation expense increased $1.7 million, primarily related to cancellation of the Capa gas plant project and write off of the related costs.

Terminaling and Export

Revenues and other income increased $7.0 million in the first quarter of 2026 compared to the first quarter of 2025, of which $7.2 million is attributable to higher tariff rates, $0.5 million is attributable to MVC revenues that were previously deferred, and $0.4 million is attributable to services provided directly to third parties, partially offset by $1.1 million attributable to lower physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) remained relatively flat in the first quarter of 2026 compared to the first quarter of 2025.

Interest and Other

Interest expense, net of interest income, decreased $1.0 million in the first quarter of 2026 compared to the first quarter of 2025, of which $2.8 million is attributable to lower interest on our senior unsecured notes and $2.0 million is attributable to extinguishment loss, each related to the early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes in the prior year, partially offset by $2.5 million attributable to higher interest on higher borrowings under our Credit Facilities and $1.3 million attributable to lower interest income.

Income tax expense increased $5.2 million in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by increased ownership of the Partnership by Hess Midstream LP following equity offering and share and unit repurchase transactions in 2025.

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

	Three Months Ended March 31,
(in millions)	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$157.7	$161.4
Plus:
Depreciation expense	58.5	51.5
Interest expense, net	55.4	56.4
Income tax expense	28.2	23.0
Adjusted EBITDA	$299.8	$292.3

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$253.3	$202.4
Changes in assets and liabilities	(4.2)	40.1
Amortization of deferred financing costs	(3.0)	(4.9)
Interest expense, net	55.4	56.4
Distribution from equity investments	(4.7)	(4.9)
Income from equity investments	3.2	3.4
Other	(0.2)	(0.2)
Adjusted EBITDA	$299.8	$292.3

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

Our partnership agreement requires that we distribute all of our available cash to shareholders. For information related to the Company’s distributions, see Note 6, Partners’ Capital and Distributions and Note 11, Subsequent Events in the Notes to Consolidated Financial Statements.

Fixed‑Rate Senior Notes

For information related to the Company's fixed-rate senior notes, see Note 5, Debt and Interest Expense in the Notes to Consolidated Financial Statements.

Credit Facilities

For information related to the Company's credit facilities, see Note 5, Debt and Interest Expense in the Notes to Consolidated Financial Statements.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $50.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in cash provided by changes in working capital of $44.3 million and an increase in revenues and other income of $8.1 million, partially offset by an increase in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $1.3 million and a decrease in distributions received from equity investments of $0.2 million.

Investing Activities. Net cash used in investing activities decreased $16.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by completion of our multi-year expansion of compression capacity and the timing of payments for additions to property, plant, and equipment related to ongoing capital projects.

Financing Activities. Net cash used in financing activities increased $66.7 million for the three months ended March 31, 2026, compared to the same period in 2025. In the first three months of 2026, net borrowings under our revolving credit facility were $5.0 million compared to $113.0 million in the first three months of 2025, and repayments of the term loan facility were $7.5 million compared to $5.0 million, respectively. The prior period also included impacts of refinancing of senior unsecured notes of $11.4 million. In addition, in the first three months of 2026, we spent $40.0 million less for share and unit repurchases and paid higher distributions to shareholders and noncontrolling interests of $7.6 million compared to the same period in 2025.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations.

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended March 31,
	2026	2025
(in millions)
Total capital expenditures	$10.4	$50.1
(Increase) decrease in accrued capital expenditures	11.6	5.9
(Increase) decrease in capital expenditures included in accounts payable - affiliate	6.8	(10.5)
Additions to property, plant and equipment	$28.8	$45.5

PART I – FINANCIAL INFORMATION (CONT’D)

Capital expenditures in 2026 primarily relate to ongoing gathering system well connects to service Chevron and third-party customers, with the remainder attributable to completion of the compression and gathering pipeline buildout. Capital expenditures in 2025 were attributable to our multi-year expansion of compression capacity and focused on construction of two new compressor stations and associated pipeline infrastructure.

PART I – FINANCIAL INFORMATION (CONT’D)

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements.” Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “drive,” “could,” “may,” “should,” “would,” “enable,” “believe,” “intend,” “focus,” “potential,” “project,” “plan,” “trend,” “predict,” “will,” “target,” “opportunity” and similar expressions, and variations or negatives of these words, are intended to identify forward-looking statements, but not all forward-looking statements include such words.

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
•
liability resulting from litigation;
•
risks and uncertainties associated with Hess’ integration with Chevron following the completion of the merger, including the failure of Chevron to realize anticipated synergies of the merger in the expected timeframe, operational challenges, the diversion of management’s attention from ongoing business concerns, or unforeseen expenses associated with the merger; and
•
other factors described in Item 1A — Risk Factors in our 2025 Annual Report and any additional risks described in our other filings with the Securities and Exchange Commission.

Other unpredictable or unknown factors not discussed in this report could also cause actual results to differ materially from those in our forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At March 31, 2026, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At March 31, 2026, our total debt had a carrying value of $3,772.0 million and a fair value of approximately $3,789.0 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $67.8 million or $66.7 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2025 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, Jonathan C. Stein, Chief Executive Officer, and Michael J. Chadwick, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2026.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 9, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference. Pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, we are required to disclose certain information about environmental proceedings to which a governmental authority is a party if we reasonably believe such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. We have elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our 2025 Annual Report includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Class A Share repurchase activities for the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (In millions)
January 1-31, 2026	-	-	-	-
February 1-28, 2026	-	-	-	-
March 1-31, 2026	1,065,724	$39.41	1,065,724	-
Total	1,065,724	$39.41	1,065,724	-

In March 2026, we entered into an ASR agreement with a financial institution to repurchase $42.0 million of our publicly traded Class A Shares. See Note 2, Equity Transactions in the Notes to Consolidated Financial Statements for additional information.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 5, 2026, our general partner, Hess Midstream GP LLC, Hess, Hess Trading Corporation (“HTC”) and Chevron entered into a First Amendment (the “Amendment”) to the Amended and Restated Employee Secondment Agreement, dated as of December 16, 2019 (the “employee secondment agreement”), pursuant to which Hess and HTC agreed to second certain personnel to our general partner in support of our operations. Pursuant to the Amendment, effective as of January 1, 2026, Hess and HTC assigned, and Chevron assumed, all of their respective rights and obligations under the employee secondment agreement, including the obligation to second personnel to our general partner. The Amendment also amends certain references and other terms of the employee secondment agreement to reflect the assignment. All other terms of the employee secondment agreement remain in full force and effect. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

Exhibits

10.1

Unit Repurchase Agreement, dated as of March 2, 2026, by and among Hess Midstream LP, Hess Midstream Operations LP and Hess Investments North Dakota LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2026)

10.2†*

First Amendment to Amended and Restated Employee Secondment Agreement, entered into as of May 5, 2026, by and among Hess Corporation, Hess Trading Corporation, Chevron U.S.A. Inc. and Chevron Corporation, Hess Midstream GP LP and Hess Midstream GP LLC

31.1*	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
31.2*	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
32.1**	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2**	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.

* Filed herewith

** Furnished herewith

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

Date: May 7, 2026