Form 10-Q
period 2026-06-30
Hess Midstream LP
filed 2026-08-06
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

128,350,881 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of July 31, 2026.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	June 30,	December 31,
	2026	2025
(in millions, except share amounts)
Assets
Cash and cash equivalents	$5.0	$1.9
Accounts receivable from contracts with customers:
Accounts receivable—trade	8.4	6.7
Accounts receivable—affiliate	142.9	143.5
Other current assets	0.9	6.9
Total current assets	157.2	159.0
Equity investments	83.2	81.5
Property, plant and equipment, at cost	5,415.8	5,374.6
Accumulated depreciation	(2,117.1)	(2,004.8)
Property, plant and equipment, net	3,298.7	3,369.8
Deferred tax asset	713.5	773.9
Other noncurrent assets	4.0	4.1
Total assets	$4,256.6	$4,388.3
Liabilities
Accounts payable—trade	$31.7	$24.9
Accounts payable—affiliate	29.2	26.9
Accrued liabilities	97.5	89.4
Current maturities of long-term debt	37.5	32.5
Other current liabilities	8.1	14.1
Total current liabilities	204.0	187.8
Long-term debt	3,642.5	3,739.5
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	21.6	22.6
Total liabilities	3,868.6	3,950.4
Partners’ capital
Class A shares (128,350,881 shares issued and outstanding as of June 30, 2026; 129,403,244 shares issued and outstanding as of December 31, 2025)	514.6	568.3
Class B shares (77,827,485 shares issued and outstanding as of June 30, 2026; 78,283,296 shares issued and outstanding as of December 31, 2025)	-	-
Total Class A and Class B partners’ capital	514.6	568.3
Noncontrolling interest	(126.6)	(130.4)
Total partners’ capital	388.0	437.9
Total liabilities and partners’ capital	$4,256.6	$4,388.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions, except per share data)
Revenues
Affiliate services	$379.8	$405.3	$752.9	$779.6
Third-party services	17.9	8.2	33.5	14.9
Other income	1.3	0.7	2.7	1.7
Total revenues	399.0	414.2	789.1	796.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	85.9	94.1	171.5	179.7
Depreciation expense	54.4	51.8	112.9	103.3
General and administrative expenses	5.5	8.1	13.4	15.6
Total operating costs and expenses	145.8	154.0	297.8	298.6
Income from operations	253.2	260.2	491.3	497.6
Income from equity investments	6.1	4.0	9.3	7.4
Interest expense, net	54.5	55.4	109.9	111.8
Income before income tax expense	204.8	208.8	390.7	393.2
Income tax expense	31.1	29.1	59.3	52.1
Net income	173.7	179.7	331.4	341.1
Less: Net income attributable to noncontrolling interest	77.3	89.4	147.4	179.2
Net income attributable to Hess Midstream LP	$96.4	$90.3	$184.0	$161.9

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.75	$0.74	$1.43	$1.39
Diluted	$0.75	$0.74	$1.43	$1.39
Weighted average Class A shares outstanding
Basic	128.4	121.8	128.8	116.3
Diluted	128.4	121.8	128.8	116.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2025	$568.3	$-	$(130.4)	$437.9
Net income	87.6	-	70.1	157.7
Equity-based compensation	0.2	-	-	0.2
Distributions - $0.7641 per share	(98.9)	-	(59.8)	(158.7)
Deferred tax asset	(1.1)	-	-	(1.1)
Share and unit repurchases	(37.2)	-	(22.8)	(60.0)
Transaction costs (1)	(0.9)	-	(0.3)	(1.2)
Balance at March 31, 2026	$518.0	$-	$(143.2)	$374.8
Net income	96.4	-	77.3	173.7
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.7792 per share	(99.9)	-	(60.7)	(160.6)
Balance at June 30, 2026	$514.6	$-	$(126.6)	$388.0

Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Share and unit repurchases	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9
Net income	90.3	-	89.4	179.7
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7098 per share	(82.9)	-	(70.1)	(153.0)
Deferred tax asset	168.9	-	-	168.9
Sale of shares held by Sponsors	(28.0)	-	28.0	-
Share and unit repurchases	(114.2)	-	(85.8)	(200.0)
Transaction costs	(0.7)	-	(0.5)	(1.2)
Balance at June 30, 2025	$635.0	$-	$(127.4)	$507.6

(1) Includes excise tax on Class A Share repurchases.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
(in millions)
Cash flows from operating activities
Net income	$331.4	$341.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	112.9	103.3
Income from equity investments	(9.3)	(7.4)
Distributions from equity investments	7.6	9.6
Amortization of deferred financing costs	6.0	8.1
Equity-based compensation expense	0.3	0.6
Deferred income tax expense	59.3	52.0
Changes in assets and liabilities:
Accounts receivable – trade	(1.7)	(2.0)
Accounts receivable – affiliate	0.6	(2.9)
Other current and noncurrent assets	5.1	3.7
Accounts payable – trade	6.8	(23.5)
Accounts payable – affiliate	2.8	(1.2)
Accrued liabilities	18.3	8.6
Other current and noncurrent liabilities	(8.2)	(10.7)
Net cash provided by operating activities	531.9	479.3
Cash flows from investing activities
Additions to property, plant and equipment	(51.9)	(108.9)
Net cash used in investing activities	(51.9)	(108.9)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	(82.0)	258.0
Borrowings with maturities of greater than 90 days:
Proceeds	-	800.0
Repayments	(15.0)	(810.0)
Deferred financing costs	-	(12.5)
Transaction costs	(0.6)	(1.6)
Share and unit repurchases	(60.0)	(300.0)
Distributions to shareholders	(198.8)	(155.9)
Distributions to noncontrolling interest	(120.5)	(148.2)
Net cash used in financing activities	(476.9)	(370.2)
Increase in cash and cash equivalents	3.1	0.2
Cash and cash equivalents, beginning of period	1.9	4.3
Cash and cash equivalents, end of period	$5.0	$4.5
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$10.9	$(11.2)
Recognition of deferred tax asset	$(1.1)	$306.7

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

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2026 and December 31, 2025, the consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and the consolidated cash flows for the six months ended June 30, 2026 and 2025. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (the “Partnership”), as a variable interest entity (“VIE”) under GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us with the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 10, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. At June 30, 2026, our noncontrolling interest represented an approximate 37.7% interest in the Partnership retained by our Sponsor (December 31, 2025: 37.7%). See Note 2, Equity Transactions for more details.

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

On May 30, 2025, GIP sold an aggregate of 15,022,517 of our Class A Shares in an underwritten public offering at a price of $37.25 per Class A Share, less underwriting discounts. GIP received net proceeds from the offering of approximately $553.7 million, after deducting underwriting discounts. As of the closing of this offering, GIP no longer held a direct or indirect ownership interest in any of the Company, the Partnership or our general partner.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the equity offering transactions described above. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us a corresponding number of Class B units representing limited partner interests in the Partnership (the “Class B Units”) held by GIP, together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner at the time. As a result, the total number of the Company’s Class A Shares and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $44.9 million during the six months ended June 30, 2025 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

In the first quarter of 2026, we repurchased $42.0 million of our publicly traded Class A Shares through an ASR transaction with a financial institution. Under the terms of the ASR, we paid $42.0 million in cash to the financial institution and received 1,065,724 Class A Shares as determined by the average of the daily volume-weighted average prices of Class A Shares during the term of the transaction.

Following the settlement of the ASR transactions described above, the Company cancelled the repurchased Class A Shares, and the Partnership cancelled, for no consideration, an equal number of its Class A units representing limited partner interests in the Partnership.

The Class B Unit repurchase and the ASR transactions described above were funded using borrowings under the Partnership’s existing revolving credit facility (see Note 5, Debt and Interest Expense).

The Class B Unit repurchase and the ASR transactions were accounted for in accordance with Accounting Standards Codification 810, whereby changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amounts of the noncontrolling interest were adjusted to reflect the changes in the ownership interest with the difference between the amounts of consideration paid and the amounts by which the noncontrolling interest were adjusted recognized as a reduction in equity attributable to Class A shareholders.

As a result of the transactions described above, we recognized a direct reduction to deferred tax asset of $1.1 million (six months ended June 30, 2025: an addition to deferred tax asset of $306.7 million) related to the change in the temporary

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the changes in deferred tax asset was included in Class A shareholders’ equity balance in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

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

The following table presents a summary of contract liability activity related to MVC shortfall fees:

(in millions)	2026
Balance, January 1	$6.4
MVC shortfall fees received	22.2
MVC shortfall fees recognized in revenue that were previously deferred	(2.7)
Balance, June 30	$25.9

Revenues attributable to our fee‑based commercial agreements with Chevron, including revenues from third‑party volumes contracted with Chevron and delivered to us under these agreements, were 95% for both the three and six months ended June 30, 2026, compared with 98% for both the three and six months ended June 30, 2025. Together with Chevron, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Affiliate services
Oil and gas gathering services	$171.2	$185.9	$337.5	$357.4
Processing and storage services	140.1	152.3	279.2	295.9
Terminaling and export services	36.5	33.1	72.6	62.6
Water gathering and disposal services	32.0	34.0	63.6	63.7
Total affiliate services	$379.8	$405.3	$752.9	$779.6
Third-party services	17.9	8.2	33.5	14.9
Total revenues from contracts with customers	$397.7	$413.5	$786.4	$794.5
Other income	1.3	0.7	2.7	1.7
Total revenues	$399.0	$414.2	$789.1	$796.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Electricity and other related fees	$14.0	$15.3	$31.4	$29.8
Produced water trucking and disposal costs	11.8	11.9	25.0	22.0
Total	$25.8	$27.2	$56.4	$51.8

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Chevron provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2026 and 2025, we had the following charges from Chevron included in Operating and maintenance expenses and General and administrative expenses in the accompanying unaudited consolidated statements of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Operating and maintenance expenses	$18.1	$25.0	$35.2	$49.9
General and administrative expenses	4.0	5.3	9.8	10.3
Total	$22.1	$30.3	$45.0	$60.2

LM4 Agreements

Separately from our commercial agreements with Chevron, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and six months ended June 30, 2026 and 2025, we had the following activity related to our agreements with LM4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Processing fee incurred	$10.3	$9.2	$20.3	$17.5
Earnings from equity investments	6.1	4.0	9.3	7.4
Distributions received from equity investments	2.9	4.7	7.6	9.6

Note 4. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2026	December 31, 2025
(in millions)
Accrued interest	$37.5	$37.8
Deferred revenue	25.9	6.4
Accrued capital expenditures	5.9	16.3
Other accruals	28.2	28.9
Total	$97.5	$89.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Debt and Interest Expense

At June 30, 2026, the carrying value of our total debt was $3,680.0 million. Excluding deferred issuance costs, our total borrowings at June 30, 2026 consisted of $3,100.0 million outstanding under our fixed-rate senior unsecured notes, $256.0 million drawn and outstanding under our $1.0 billion five-year revolving credit facility and $347.5 million outstanding under our $400.0 million five-year Term Loan A facility. The revolving credit facility and the Term Loan A facility (together the “Credit Facilities”) mature in July 2027.

At June 30, 2026, the fair value of our total debt was approximately $3,694.8 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and the revolving credit facility at June 30, 2026, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 6. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2025	May 8, 2025	May 14, 2025	$0.7098
Second Quarter 2025	August 7, 2025	August 14, 2025	$0.7370
Third Quarter 2025	November 6, 2025	November 14, 2025	$0.7548
Fourth Quarter 2025	February 5, 2026	February 13, 2026	$0.7641
First Quarter 2026	May 7, 2026	May 14, 2026	$0.7792
Second Quarter 2026(1)	August 6, 2026	August 14, 2026	$0.7888

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$173.7	$179.7	$331.4	$341.1
Less: Net income attributable to noncontrolling interest	77.3	89.4	147.4	179.2
Net income attributable to Hess Midstream LP	96.4	90.3	184.0	161.9
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.75	$0.74	$1.43	$1.39
Diluted:	$0.75	$0.74	$1.43	$1.39
Weighted average Class A shares outstanding:
Basic:	128.4	121.8	128.8	116.3
Diluted:	128.4	121.8	128.8	116.3

For the three and six months ended June 30, 2026 and 2025, we did not have any material dilutive restricted shares.

Note 8. Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, Chevron and its affiliates represented approximately 94% and 96%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Chevron for both the three and six months ended June 30, 2026 were 95%, compared with 98% for both the three and six months ended June 30, 2025.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2026 our reserves for all estimated remediation liabilities were $3.4 million in Accrued liabilities and $0.3 million in Other noncurrent liabilities, each in the accompanying unaudited consolidated balance sheet, compared with $1.4 million and $0.9 million, respectively, as of December 31, 2025.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of June 30, 2026 and December 31, 2025, we did not have material accrued liabilities for legal contingencies.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2026
Revenues and other income	$209.8	$151.3	$37.9	$399.0	$-	$399.0
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	28.0	7.5	85.9	-	85.9
Depreciation expense	36.6	13.4	4.4	54.4	-	54.4
General and administrative expenses	2.8	0.9	0.3	4.0	1.5	5.5
Income from equity investments	-	6.1	-	6.1	-	6.1
Interest expense, net	-	-	-	-	54.5	54.5
Income tax expense	-	-	-	-	31.1	31.1
Adjusted EBITDA	156.6	128.5	30.1	315.2
Capital expenditures	25.7	4.9	-	30.6

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended June 30, 2025
Revenues and other income	$222.4	$157.9	$33.9	$414.2	$-	$414.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	54.7	30.6	8.8	94.1	-	94.1
Depreciation expense	32.7	14.8	4.3	51.8	-	51.8
General and administrative expenses	3.2	1.9	0.2	5.3	2.8	8.1
Income from equity investments	-	4.0	-	4.0	-	4.0
Interest expense, net	-	-	-	-	55.4	55.4
Income tax expense	-	-	-	-	29.1	29.1
Adjusted EBITDA	164.5	129.4	24.9	318.8
Capital expenditures	65.1	4.8	0.1	70.0

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2026
Revenues and other income	$413.9	$299.7	$75.5	$789.1	$-	$789.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	100.1	57.3	14.1	171.5	-	171.5
Depreciation expense	74.3	29.8	8.8	112.9	-	112.9
General and administrative expenses	6.9	2.3	0.6	9.8	3.6	13.4
Income from equity investments	-	9.3	-	9.3	-	9.3
Interest expense, net	-	-	-	-	109.9	109.9
Income tax expense	-	-	-	-	59.3	59.3
Adjusted EBITDA	306.9	249.4	60.8	617.1
Capital expenditures	31.5	9.5	-	41.0

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Six Months Ended June 30, 2025
Revenues and other income	$426.0	$305.7	$64.5	$796.2	$-	$796.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.1	58.3	16.3	179.7	-	179.7
Depreciation expense	65.1	29.5	8.7	103.3	-	103.3
General and administrative expenses	6.2	3.6	0.5	10.3	5.3	15.6
Income from equity investments	-	7.4	-	7.4	-	7.4
Interest expense, net	-	-	-	-	111.8	111.8
Income tax expense	-	-	-	-	52.1	52.1
Adjusted EBITDA	314.7	251.2	47.7	613.6
Capital expenditures	112.8	7.2	0.1	120.1

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$315.2	$318.8	$617.1	$613.6
Less:
Depreciation expense	54.4	51.8	112.9	103.3
Unallocated general and administrative expenses	1.5	2.8	3.6	5.3
Interest expense, net	54.5	55.4	109.9	111.8
Income before income tax expense	$204.8	$208.8	$390.7	$393.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	June 30, 2026	December 31, 2025
(in millions)
Gathering	$2,374.2	$2,413.7
Processing and Storage(1)	936.6	962.8
Terminaling and Export	224.9	230.8
Total reportable segments assets	3,535.7	3,607.3
Interest and Other	720.9	781.0
Total consolidated assets	$4,256.6	$4,388.3

(1) Includes investment in equity investees of $83.2 million as of June 30, 2026 and $81.5 million as of December 31, 2025.

Note 11. Subsequent Events

On July 27, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7888 per Class A Share for the quarter ended June 30, 2026. The distribution represents an increase of $0.0096 per Class A Share for the second quarter of 2026 as compared with the first quarter of 2026. The distribution will be payable on August 14, 2026, to shareholders of record as of the close of business on August 6, 2026. Simultaneously, the Partnership will make a distribution of $0.7888 per Class B Unit of the Partnership to our Sponsor.

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

Credit Ratings. At June 30, 2026, the Partnership’s senior unsecured debt is rated ‘BBB-’ by S&P Global Ratings and ‘Ba1’ by Moody’s Investors Service.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2026 included:

•
Consolidated net income of $173.7 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $96.4 million, or $0.75 basic earnings per Class A Share;
•
Net cash provided by operating activities of $278.6 million;
•
Adjusted EBITDA of $313.7 million;

PART I – FINANCIAL INFORMATION (CONT’D)

•
Cash distribution of $0.7888 per Class A Share declared on July 27, 2026, an increase of $0.0096 per Class A Share for the second quarter of 2026 as compared with the first quarter of 2026.

Revenues and other income in the second quarter of 2026 were $399.0 million, down from $414.2 million in the prior‑year quarter, primarily due to lower throughput volumes, partially offset by higher tariff rates and third-party services. Total operating costs and expenses in the second quarter of 2026 were $145.8 million, down from $154.0 million in the prior-year quarter, primarily due to lower employee costs and lower maintenance expense, partially offset by higher depreciation expense. Income from equity investments in the second quarter of 2026 was $6.1 million, up from $4.0 million in the prior‑year quarter, primarily due to higher volumes processed at the LM4 plant. Interest expense, net of interest income, in the second quarter of 2026 was $54.5 million, approximately flat compared with $55.4 million in the prior-year quarter. Income tax expense was $31.1 million, up from $29.1 million in the prior-year quarter as a result of changes in income attributable to the Company. As a result, consolidated net income decreased $6.0 million while Adjusted EBITDA decreased $2.3 million for the second quarter of 2026 compared with the second quarter of 2025.

Throughput volumes decreased 15% for oil terminaling and 12% for water gathering in the second quarter of 2026 compared with the second quarter of 2025, primarily due to lower production as a result of lower new-well activity. Throughput volumes decreased 4% for gas processing in the second quarter of 2026 compared with the second quarter of 2025, primarily due to planned maintenance at the Tioga Gas Plant.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Results of operations for the three months ended June 30, 2026 and 2025 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2026	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$203.2	$140.1	$36.5	$-	$379.8
Third-party services	6.6	11.2	0.1	-	17.9
Other income	-	-	1.3	-	1.3
Total revenues	209.8	151.3	37.9	-	399.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	50.4	28.0	7.5	-	85.9
Depreciation expense	36.6	13.4	4.4	-	54.4
General and administrative expenses	2.8	0.9	0.3	1.5	5.5
Total operating costs and expenses	89.8	42.3	12.2	1.5	145.8
Income (loss) from operations	120.0	109.0	25.7	(1.5)	253.2
Income from equity investments	-	6.1	-	-	6.1
Interest expense, net	-	-	-	54.5	54.5
Income (loss) before income tax expense	120.0	115.1	25.7	(56.0)	204.8
Income tax expense	-	-	-	31.1	31.1
Net income (loss)	120.0	115.1	25.7	(87.1)	173.7
Less: Net income (loss) attributable to noncontrolling interest	45.3	43.5	9.7	(21.2)	77.3
Net income (loss) attributable to Hess Midstream LP	$74.7	$71.6	$16.0	$(65.9)	$96.4

Throughput volumes
Gas gathering (MMcf/d)(1)	445				445
Crude oil gathering (MBbl/d)(2)	103				103
Gas processing (MMcf/d)(1)		433			433
Crude oil terminaling (MBbl/d)(2)			117		117
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	121				121

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$219.9	$152.3	$33.1	$-	$405.3
Third-party services	2.5	5.6	0.1	-	8.2
Other income	-	-	0.7	-	0.7
Total revenues	222.4	157.9	33.9	-	414.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	54.7	30.6	8.8	-	94.1
Depreciation expense	32.7	14.8	4.3	-	51.8
General and administrative expenses	3.2	1.9	0.2	2.8	8.1
Total operating costs and expenses	90.6	47.3	13.3	2.8	154.0
Income (loss) from operations	131.8	110.6	20.6	(2.8)	260.2
Income from equity investments	-	4.0	-	-	4.0
Interest expense, net	-	-	-	55.4	55.4
Income (loss) before income tax expense	131.8	114.6	20.6	(58.2)	208.8
Income tax expense	-	-	-	29.1	29.1
Net income (loss)	131.8	114.6	20.6	(87.3)	179.7
Less: Net income (loss) attributable to noncontrolling interest	56.5	49.1	8.7	(24.9)	89.4
Net income (loss) attributable to Hess Midstream LP	$75.3	$65.5	$11.9	$(62.4)	$90.3

Throughput volumes
Gas gathering (MMcf/d)(1)	464				464
Crude oil gathering (MBbl/d)(2)	127				127
Gas processing (MMcf/d)(1)		449			449
Crude oil terminaling (MBbl/d)(2)			137		137
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	138				138

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income decreased $12.6 million in the second quarter of 2026 compared to the second quarter of 2025, of which, $16.0 million is attributable to lower gas gathering physical volumes delivered by Chevron, $6.7 million is attributable to lower crude oil gathering physical volumes delivered by Chevron and $2.3 million is attributable to lower water gathering and disposal revenue. These decreases are partially offset by $4.9 million attributable to higher tariff rates, $3.5 million attributable to services provided directly to third parties, $2.7 million attributable to higher MVC revenue recognized in the second quarter of 2026 and $1.3 million attributable to higher pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) decreased $4.3 million, of which $5.6 million is attributable to lower employee costs charged to us under our omnibus and employee secondment agreements, partially offset by $1.3 million attributable to higher pass-through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $3.9 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income decreased $6.6 million in the second quarter of 2026 compared to the second quarter of 2025, of which $16.0 million is attributable to lower gas processing physical volumes delivered by Chevron, partially offset by $5.2 million attributable to services provided directly to third parties, $3.9 million attributable to higher tariff rates and $0.3 million attributable to higher pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) decreased $2.6 million primarily due to lower maintenance activity.

Income from equity investments increased $2.1 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $4.0 million in the second quarter of 2026 compared to the second quarter of 2025, of which $7.0 million is attributable to higher tariff rates, $0.6 million is attributable to higher MVC revenue and another $0.6 million is attributable to services provided directly to third parties. These increases were partially offset by $4.2 million attributable to lower physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) remained relatively flat in the second quarter of 2026 compared to the second quarter of 2025.

Interest and Other

Interest expense, net of interest income, remained relatively flat in the second quarter of 2026 compared to the second quarter of 2025. Income tax expense increased $2.0 million in the second quarter of 2026 compared to the second quarter of 2025 as a result of changes in income attributable to the Company.

PART I – FINANCIAL INFORMATION (CONT’D)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Results of operations for the six months ended June 30, 2026 and 2025 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2026	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$401.1	$279.2	$72.6	$-	$752.9
Third-party services	12.8	20.5	0.2	-	33.5
Other income	-	-	2.7	-	2.7
Total revenues	413.9	299.7	75.5	-	789.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	100.1	57.3	14.1	-	171.5
Depreciation expense	74.3	29.8	8.8	-	112.9
General and administrative expenses	6.9	2.3	0.6	3.6	13.4
Total operating costs and expenses	181.3	89.4	23.5	3.6	297.8
Income (loss) from operations	232.6	210.3	52.0	(3.6)	491.3
Income from equity investments	-	9.3	-	-	9.3
Interest expense, net	-	-	-	109.9	109.9
Income (loss) before income tax expense	232.6	219.6	52.0	(113.5)	390.7
Income tax expense	-	-	-	59.3	59.3
Net income (loss)	232.6	219.6	52.0	(172.8)	331.4
Less: Net income (loss) attributable to noncontrolling interest	87.7	82.9	19.6	(42.8)	147.4
Net income (loss) attributable to Hess Midstream LP	$144.9	$136.7	$32.4	$(130.0)	$184.0

Throughput volumes
Gas gathering (MMcf/d)(1)	442				442
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		432			432
Crude oil terminaling (MBbl/d)(2)			118		118
NGL loading (MBbl/d)(2)			16		16
Water gathering (MBbl/d)(2)	118				118

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$421.1	$295.9	$62.6	$-	$779.6
Third-party services	4.9	9.8	0.2	-	14.9
Other income	-	-	1.7	-	1.7
Total revenues	426.0	305.7	64.5	-	796.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	105.1	58.3	16.3	-	179.7
Depreciation expense	65.1	29.5	8.7	-	103.3
General and administrative expenses	6.2	3.6	0.5	5.3	15.6
Total operating costs and expenses	176.4	91.4	25.5	5.3	298.6
Income (loss) from operations	249.6	214.3	39.0	(5.3)	497.6
Income from equity investments	-	7.4	-	-	7.4
Interest expense, net	-	-	-	111.8	111.8
Income (loss) before income tax expense	249.6	221.7	39.0	(117.1)	393.2
Income tax expense	-	-	-	52.1	52.1
Net income (loss)	249.6	221.7	39.0	(169.2)	341.1
Less: Net income (loss) attributable to noncontrolling interest	113.8	101.1	17.7	(53.4)	179.2
Net income (loss) attributable to Hess Midstream LP	$135.8	$120.6	$21.3	$(115.8)	$161.9

Throughput volumes
Gas gathering (MMcf/d)(1)	448				448
Crude oil gathering (MBbl/d)(2)	122				122
Gas processing (MMcf/d)(1)		437			437
Crude oil terminaling (MBbl/d)(2)			131		131
NGL loading (MBbl/d)(2)			15		15
Water gathering (MBbl/d)(2)	132				132

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income decreased $12.1 million in the first six months of 2026 compared to the first six months of 2025, of which $22.8 million is attributable to lower gas gathering physical volumes delivered by Chevron, $8.5 million is attributable to lower crude oil gathering physical volumes delivered by Chevron and $3.7 million is attributable to lower water gathering and disposal revenue. These decreases are partially offset by $8.8 million attributable to higher tariff rates, $6.5 million attributable to services provided directly to third parties, $6.2 million attributable to higher pass‑through revenue and $1.4 million attributable to higher MVC revenue recognized in the first six months of 2026.

Operating and maintenance expenses (exclusive of depreciation) decreased $5.0 million, of which $10.6 million is attributable to lower employee costs charged to us under our omnibus and employee secondment agreements and $4.6 million is attributable to lower maintenance activity. These decreases are partially offset by $6.2 million attributable to higher pass‑through costs, including produced water trucking and disposal and electricity fees and $4.0 million attributable to all other costs. Depreciation expense increased $9.2 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income decreased $6.0 million in the first six months of 2026 compared to the first six months of 2025, of which $24.3 million is attributable to lower gas processing physical volumes delivered by Chevron, partially offset by $10.0 million attributable to services provided directly to third parties, $7.8 million attributable to higher tariff rates and $0.5 million attributable to higher pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) decreased $1.0 million, of which $3.7 million is attributable to lower maintenance activity and $1.3 million is attributable to lower employee costs charged to us under our omnibus and employee secondment agreements, partially offset by $4.0 million attributable to higher third-party processing and offload fees.

Income from equity investments increased $1.9 million in in the first six months of 2026 compared to the first six months of 2025 primarily due to higher volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $11.0 million in the first six months of 2026 compared to the first six months of 2025, of which $14.2 million is attributable to higher tariff rates, $1.1 million is attributable to higher MVC revenue and $1.0 million is attributable to services provided directly to third parties, partially offset by $5.3 million attributable to lower physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) decreased $2.2 million primarily due to lower employee costs charged to us under our omnibus and employee secondment agreements.

Interest and Other

Interest expense, net of interest income, decreased $1.9 million in the first six months of 2026 compared to the first six months of 2025, of which $2.8 million is attributable to lower interest on our senior unsecured notes and $2.0 million is attributable to extinguishment loss, each related to the early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes in the prior year, partially offset by $1.5 million attributable to higher interest on higher borrowings under our Credit Facilities and $1.4 million attributable to lower interest income.

Income tax expense increased $7.2 million in the first six months of 2026 compared to the first six months of 2025 as a result of changes in income attributable to the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$173.7	$179.7	$331.4	$341.1
Plus:
Depreciation expense	54.4	51.8	112.9	103.3
Interest expense, net	54.5	55.4	109.9	111.8
Income tax expense	31.1	29.1	59.3	52.1
Adjusted EBITDA	$313.7	$316.0	$613.5	$608.3

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$278.6	$276.9	$531.9	$479.3
Changes in assets and liabilities	(19.5)	(12.1)	(23.7)	28.0
Amortization of deferred financing costs	(3.0)	(3.2)	(6.0)	(8.1)
Interest expense, net	54.5	55.4	109.9	111.8
Distribution from equity investments	(2.9)	(4.7)	(7.6)	(9.6)
Income from equity investments	6.1	4.0	9.3	7.4
Other	(0.1)	(0.3)	(0.3)	(0.5)
Adjusted EBITDA	$313.7	$316.0	$613.5	$608.3

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

Credit Facilities

For information related to the Company's Credit Facilities, see Note 5, Debt and Interest Expense in the Notes to Consolidated Financial Statements.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $52.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in cash provided by changes in working capital of $51.7 million and a decrease in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $10.0 million, partially offset by a decrease in revenues and other income of $7.1 million and a decrease in distributions received from equity investments of $2.0 million.

Investing Activities. Net cash used in investing activities decreased $57.0 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by completion of our multi-year projects for expansion of compression capacity and the timing of payments for additions to property, plant, and equipment related to ongoing capital projects.

Financing Activities. Net cash used in financing activities increased $106.7 million for the six months ended June 30, 2026, compared to the same period in 2025. In the first six months of 2026, net repayments of our revolving credit facility balances were $82.0 million compared to $258.0 million of borrowings in the first six months of 2025, and repayments of the term loan were $15.0 million compared to $10.0 million, respectively. The prior period also included impacts of refinancing of senior unsecured notes of $12.5 million. In addition, in the first six months of 2026, we spent $241.0 million less for share and unit repurchases and paid higher distributions to shareholders and noncontrolling interests of $15.2 million compared to the same period in 2025.

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

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended June 30,
	2026	2025
(in millions)
Total capital expenditures	$41.0	$120.1
(Increase) decrease in accrued capital expenditures	10.4	0.6
(Increase) decrease in capital expenditures included in accounts payable - affiliate	0.5	(11.8)
Additions to property, plant and equipment	$51.9	$108.9

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At June 30, 2026, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At June 30, 2026, our total debt had a carrying value of $3,680.0 million and a fair value of approximately $3,694.8 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $62.6 million or $49.3 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2025 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, Jonathan C. Stein, Chief Executive Officer, and Michael J. Chadwick, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2026.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

Exhibits

10.1†

First Amendment to Amended and Restated Employee Secondment Agreement, entered into as of May 5, 2026, by and among Hess Corporation, Hess Trading Corporation, Chevron U.S.A. Inc. and Chevron Corporation, Hess Midstream GP LP and Hess Midstream GP LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2026)

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

Date: August 6, 2026