Form 10-Q
period 2026-09-30
Hess Midstream LP
filed 2026-11-05
CIK 1789832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

128,350,881 Class A shares representing limited partner interests (“Class A Shares”) in the registrant were outstanding as of October 30, 2026.

HESS MIDSTREAM LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Item 1. Financial Statements

	September 30,	December 31,
	2026	2025
(in millions, except share amounts)
Assets
Cash and cash equivalents	$1.0	$1.9
Accounts receivable from contracts with customers:
Accounts receivable—trade	8.3	6.7
Accounts receivable—affiliate	156.1	143.5
Other current assets	4.7	6.9
Total current assets	170.1	159.0
Equity investments	80.3	81.5
Property, plant and equipment, at cost	5,437.4	5,374.6
Accumulated depreciation	(2,172.0)	(2,004.8)
Property, plant and equipment, net	3,265.4	3,369.8
Deferred tax asset	681.4	773.9
Other noncurrent assets	3.4	4.1
Total assets	$4,200.6	$4,388.3
Liabilities
Accounts payable—trade	$24.6	$24.9
Accounts payable—affiliate	24.5	26.9
Accrued liabilities	109.8	89.4
Current maturities of long-term debt	519.2	32.5
Other current liabilities	12.1	14.1
Total current liabilities	690.2	187.8
Long-term debt	3,079.8	3,739.5
Deferred tax liability	0.5	0.5
Other noncurrent liabilities	25.5	22.6
Total liabilities	3,796.0	3,950.4
Partners’ capital
Class A shares (128,350,881 shares issued and outstanding as of September 30, 2026; 129,403,244 shares issued and outstanding as of December 31, 2025)	512.8	568.3
Class B shares (77,827,485 shares issued and outstanding as of September 30, 2026; 78,283,296 shares issued and outstanding as of December 31, 2025)	-	-
Total Class A and Class B partners’ capital	512.8	568.3
Noncontrolling interest	(108.2)	(130.4)
Total partners’ capital	404.6	437.9
Total liabilities and partners’ capital	$4,200.6	$4,388.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions, except per share data)
Revenues
Affiliate services	$392.1	$405.6	$1,145.0	$1,185.2
Third-party services	16.6	14.0	50.1	28.9
Other income	1.4	1.3	4.1	3.0
Total revenues	410.1	420.9	1,199.2	1,217.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	86.6	98.1	258.1	277.8
Depreciation expense	55.1	56.6	168.0	159.9
General and administrative expenses	6.0	7.3	19.4	22.9
Total operating costs and expenses	147.7	162.0	445.5	460.6
Income from operations	262.4	258.9	753.7	756.5
Income from equity investments	2.4	5.2	11.7	12.6
Interest expense, net	53.6	57.1	163.5	168.9
Income before income tax expense	211.2	207.0	601.9	600.2
Income tax expense	32.1	31.5	91.4	83.6
Net income	179.1	175.5	510.5	516.6
Less: Net income attributable to noncontrolling interest	79.7	77.8	227.1	257.0
Net income attributable to Hess Midstream LP	$99.4	$97.7	$283.4	$259.6

Net income attributable to Hess Midstream LP per Class A share:
Basic	$0.77	$0.75	$2.20	$2.15
Diluted	$0.77	$0.75	$2.20	$2.14
Weighted average Class A shares outstanding
Basic	128.4	130.3	128.6	120.9
Diluted	128.4	130.3	128.6	121.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(UNAUDITED)

	Partners’ Capital
	Class A Shares	Class B Shares	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2025	$568.3	$-	$(130.4)	$437.9
Net income	87.6	-	70.1	157.7
Equity-based compensation	0.2	-	-	0.2
Distributions - $0.7641 per share	(98.9)	-	(59.8)	(158.7)
Deferred tax asset	(1.1)	-	-	(1.1)
Share and unit repurchases	(37.2)	-	(22.8)	(60.0)
Transaction costs (1)	(0.9)	-	(0.3)	(1.2)
Balance at March 31, 2026	$518.0	$-	$(143.2)	$374.8
Net income	96.4	-	77.3	173.7
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.7792 per share	(99.9)	-	(60.7)	(160.6)
Balance at June 30, 2026	$514.6	$-	$(126.6)	$388.0
Net income	99.4	-	79.7	179.1
Equity-based compensation	0.1	-	-	0.1
Distributions - $0.7888 per share	(101.3)	-	(61.3)	(162.6)
Balance at September 30, 2026	$512.8	$-	$(108.2)	$404.6

Balance at December 31, 2024	$530.7	$-	$(65.4)	$465.3
Net income	71.6	-	89.8	161.4
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7012 per share	(73.0)	-	(78.1)	(151.1)
Deferred tax asset	137.8	-	-	137.8
Sale of shares held by Sponsors	(16.9)	-	16.9	-
Share and unit repurchases	(48.8)	-	(51.2)	(100.0)
Transaction costs	(0.4)	-	(0.4)	(0.8)
Balance at March 31, 2025	$601.3	$-	$(88.4)	$512.9
Net income	90.3	-	89.4	179.7
Equity-based compensation	0.3	-	-	0.3
Distributions - $0.7098 per share	(82.9)	-	(70.1)	(153.0)
Deferred tax asset	168.9	-	-	168.9
Sale of shares held by Sponsors	(28.0)	-	28.0	-
Share and unit repurchases	(114.2)	-	(85.8)	(200.0)
Transaction costs	(0.7)	-	(0.5)	(1.2)
Balance at June 30, 2025	$635.0	$-	$(127.4)	$507.6
Net income	97.7	-	77.8	175.5
Equity-based compensation	0.8	-	-	0.8
Distributions - $0.7370 per share	(96.6)	-	(58.2)	(154.8)
Deferred tax asset	(1.7)	-	-	(1.7)
Share and unit repurchases	(62.1)	-	(37.9)	(100.0)
Transaction costs	(0.6)	-	(0.3)	(0.9)
Balance at September 30, 2025	$572.5	$-	$(146.0)	$426.5

(1) Includes excise tax on Class A Share repurchases.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
(in millions)
Cash flows from operating activities
Net income	$510.5	$516.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	168.0	159.9
Income from equity investments	(11.7)	(12.6)
Distributions from equity investments	12.9	15.1
Amortization of deferred financing costs	9.1	11.1
Equity-based compensation expense	0.4	1.4
Deferred income tax expense	91.4	83.6
Changes in assets and liabilities:
Accounts receivable – trade	(1.6)	(1.5)
Accounts receivable – affiliate	(12.6)	(9.9)
Other current and noncurrent assets	1.3	(5.9)
Accounts payable – trade	(0.3)	(15.5)
Accounts payable – affiliate	2.0	(2.8)
Accrued liabilities	31.0	7.1
Other current and noncurrent liabilities	(0.6)	(8.4)
Net cash provided by operating activities	799.8	738.2
Cash flows from investing activities
Additions to property, plant and equipment	(77.6)	(188.9)
Net cash used in investing activities	(77.6)	(188.9)
Cash flows from financing activities
Net proceeds from (repayments of) borrowings with maturities of 90 days or less	(158.0)	341.0
Borrowings with maturities of greater than 90 days:
Proceeds	-	800.0
Repayments	(22.5)	(815.0)
Deferred financing costs	-	(12.5)
Transaction costs	(0.7)	(2.7)
Share and unit repurchases	(60.0)	(400.0)
Distributions to shareholders	(300.1)	(252.5)
Distributions to noncontrolling interest	(181.8)	(206.4)
Net cash used in financing activities	(723.1)	(548.1)
Increase in cash and cash equivalents	(0.9)	1.2
Cash and cash equivalents, beginning of period	1.9	4.3
Cash and cash equivalents, end of period	$1.0	$5.5
Supplemental disclosure of non-cash investing and financing activities:
(Increase) decrease in accrued capital expenditures and related liabilities	$15.1	$(11.0)
Recognition of deferred tax asset	$(1.1)	$305.0

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

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2026 and December 31, 2025, the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and the consolidated cash flows for the nine months ended September 30, 2026 and 2025. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss). The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

We consolidate the activities of Hess Midstream Operations LP (the “Partnership”), as a variable interest entity (“VIE”) under GAAP. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our ownership, to direct those activities that most significantly impact the economic performance of the Partnership. This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the delegation of control provisions, which provide us with the ability to control the operations of the Partnership. All financial statement activities associated with the VIE are captured within gathering, processing and storage, and terminaling and export segments (see Note 10, Segments). We currently do not have any independent assets or operations other than our interest in the Partnership. At September 30, 2026, our noncontrolling interest represented an approximate 37.7% interest in the Partnership retained by our Sponsor (December 31, 2025: 37.7%). See Note 2, Equity Transactions for more details.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any proceeds in the equity offering transactions described above. The above equity offering transactions were conducted pursuant to a registration rights agreement among us and the Sponsors. The Class A Shares sold in the offerings were obtained by GIP by exchanging to us a corresponding number of Class B units representing limited partner interests in the Partnership (the “Class B Units”) held by GIP, together with an equal number of Class B shares representing limited partner interests in the Company (the “Class B Shares”) held by the Company’s general partner at the time. As a result, the total number of the Company’s Class A Shares and Class B Shares did not change. The Company retained control in the Partnership based on the delegation of control provisions, as described in Note 1, Basis of Presentation. As a result of the equity offering transactions described above, we recognized adjustments decreasing the carrying amount of the Class A shareholders’ capital balance by $44.9 million during the nine months ended September 30, 2025 and increasing the carrying amount of noncontrolling interest by an equal amount to reflect the change in ownership interest.

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

As a result of the transactions described above, we recognized a direct reduction to deferred tax asset of $1.1 million (nine months ended September 30, 2025: an addition to deferred tax asset of $305.0 million) related to the change in the temporary difference between the carrying amount and the tax basis of our investment in the Partnership. The effect of recognizing the changes in deferred tax asset was included in Class A shareholders’ equity balance in the accompanying unaudited consolidated statement of changes in partners’ capital (deficit) due to the transactions being characterized as transactions among or with shareholders.

Note 3. Related Party Transactions

In addition to the Class B Unit repurchase transactions and distributions to the Sponsors disclosed elsewhere in the Notes to consolidated financial statements, we had the following related party transactions:

Commercial Agreements

We have long-term fee-based commercial agreements with certain subsidiaries of Chevron to provide (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, (v) terminaling and export services, and (vi) water handling services (together the “Bakken Commercial Agreements”).

For the services performed under the Bakken Commercial Agreements, we receive a fee per barrel of crude oil, barrel of water, Mcf of natural gas, or Mcf equivalent of natural gas liquids (“NGLs”), as applicable, delivered during each month, and Chevron is obligated to provide us with minimum volumes of crude oil, water, natural gas and NGLs. Minimum volume commitments (“MVCs”) are equal to 80% of Chevron’s nominations in each development plan that apply on a three-year rolling basis such that MVCs are set for the three years following the most recent nomination. Without our consent, the MVCs resulting from the nominated volumes for any quarter or year contained in any prior development plan cannot be reduced by any updated development plan unless dedicated production is released by us. The applicable MVCs may, however, be increased as a result of the nominations contained in any such updated development plan. If Chevron fails to deliver its applicable MVCs during any quarter, then Chevron will pay us a shortfall fee equal to the volume of the deficiency multiplied by the applicable fee.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consistent with the existing terms of the Bakken Commercial Agreements, during the Secondary Term of each of our Bakken Commercial Agreements other than our storage services agreement and terminal and export services agreement (with respect to crude oil terminaling services), the fee recalculation model under each applicable agreement is replaced by an inflation-based fee structure. The initial fee for the first year of the Secondary Term is determined based on the average fees paid by Chevron under the applicable agreement during the last three years of the Initial Term (with such fees adjusted for inflation through the first year of the Secondary Term). For each year following the first year of the Secondary Term, the applicable fee is adjusted annually based on the percentage change in the consumer price index, provided that we may not increase any fee by more than 3% in any calendar year solely by reason of an increase in the consumer price index, and no fee may ever be reduced below the amount of the applicable fee payable by Chevron in the prior year as a result of a decrease in the consumer price index. During the Secondary Term, MVCs continue to be set at 80% of Chevron’s nominated volumes in each development plan set three years in advance. Except for the crude oil terminaling and water handling services, Chevron is entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Chevron and may apply such credit against any volumes delivered to us under the applicable agreement in excess of Chevron’s nominated volumes during any of the following four quarters after such credit is earned, after which time any unused credits will expire. The shortfall amounts received under MVCs during the Secondary Term (except for the crude oil terminaling and water handling services) are initially recorded as deferred revenue and recognized as revenue as the credits are utilized, expire, or when the likelihood of Chevron utilizing its remaining credits becomes remote.

The following table presents a summary of contract liability activity related to MVC shortfall fees:

(in millions)	2026
Balance, January 1	$6.4
MVC shortfall fees received	42.4
MVC shortfall fees recognized in revenue that were previously deferred	(8.0)
Balance, September 30	$40.8

Revenues attributable to our fee‑based commercial agreements with Chevron, including revenues from third‑party volumes contracted with Chevron and delivered to us under these agreements, were 96% and 95% for the three and nine months ended September 30, 2026, respectively, compared with 96% and 97% for the three and nine months ended September 30, 2025, respectively. Together with Chevron, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

Revenues from contracts with customers, including affiliate services and third-party services, on a disaggregated basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Affiliate services
Oil and gas gathering services	$177.2	$186.2	$514.7	$543.6
Processing and storage services	143.3	151.4	422.5	447.3
Terminaling and export services	37.7	32.7	110.3	95.3
Water gathering and disposal services	33.9	35.3	97.5	99.0
Total affiliate services	$392.1	$405.6	$1,145.0	$1,185.2
Third-party services	16.6	14.0	50.1	28.9
Total revenues from contracts with customers	$408.7	$419.6	$1,195.1	$1,214.1
Other income	1.4	1.3	4.1	3.0
Total revenues	$410.1	$420.9	$1,199.2	$1,217.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Electricity and other related fees	$15.2	$13.8	$46.6	$43.6
Produced water trucking and disposal costs	12.3	13.1	37.3	35.1
Total	$27.5	$26.9	$83.9	$78.7

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Chevron provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2026 and 2025, we had the following charges from Chevron included in Operating and maintenance expenses and General and administrative expenses in the accompanying unaudited consolidated statements of operations. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Operating and maintenance expenses	$17.5	$26.4	$52.7	$76.3
General and administrative expenses	3.8	4.9	13.6	15.2
Total	$21.3	$31.3	$66.3	$91.5

LM4 Agreements

Separately from our commercial agreements with Chevron, we entered into a gas processing agreement with Little Missouri 4 (“LM4”), a 50/50 joint venture with Targa Resources Corp., under which we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. These processing fees are included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations. In addition, we share profits and losses and receive distributions from LM4 under the LM4 amended and restated limited liability company agreement based on our ownership interest. For the three and nine months ended September 30, 2026 and 2025, we had the following activity related to our agreements with LM4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Processing fee incurred	$9.1	$10.3	$29.4	$27.8
Earnings from equity investments	2.4	5.2	11.7	12.6
Distributions received from equity investments	5.3	5.5	12.9	15.1

Note 4. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2026	December 31, 2025
(in millions)
Deferred revenue	40.8	6.4
Accrued interest	$40.1	$37.8
Accrued capital expenditures	5.6	16.3
Other accruals	23.3	28.9
Total	$109.8	$89.4

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Debt and Interest Expense

At September 30, 2026, the carrying value of our total debt was $3,599.0 million. Excluding deferred issuance costs, our total borrowings at September 30, 2026 consisted of $3,100.0 million outstanding under our fixed-rate senior unsecured notes, $180.0 million drawn and outstanding under our $1.0 billion five-year revolving credit facility and $340.0 million outstanding under our $400.0 million five-year Term Loan A facility. The revolving credit facility and the Term Loan A facility (together the “Credit Facilities”) mature in July 2027 and are included in current liabilities on the accompanying unaudited consolidated balance sheet.

At September 30, 2026, the fair value of our total debt was approximately $3,562.3 million, based on Level 2 inputs in the fair value measurement hierarchy. The carrying value of the amounts under the Term Loan A facility and the revolving credit facility at September 30, 2026, approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

Note 6. Partners’ Capital and Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the partnership agreement, to shareholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

z

Period	Record Date	Distribution Date	Distribution per Class A Share
First Quarter 2025	May 8, 2025	May 14, 2025	$0.7098
Second Quarter 2025	August 7, 2025	August 14, 2025	$0.7370
Third Quarter 2025	November 6, 2025	November 14, 2025	$0.7548
Fourth Quarter 2025	February 5, 2026	February 13, 2026	$0.7641
First Quarter 2026	May 7, 2026	May 14, 2026	$0.7792
Second Quarter 2026	August 6, 2026	August 14, 2026	$0.7888
Third Quarter 2026(1)	November 5, 2026	November 13, 2026	$0.7985

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$179.1	$175.5	$510.5	$516.6
Less: Net income attributable to noncontrolling interest	79.7	77.8	227.1	257.0
Net income attributable to Hess Midstream LP	99.4	97.7	283.4	259.6
Net income attributable to Hess Midstream LP per Class A share:
Basic:	$0.77	$0.75	$2.20	$2.15
Diluted:	$0.77	$0.75	$2.20	$2.14
Weighted average Class A shares outstanding:
Basic:	128.4	130.3	128.6	120.9
Diluted:	128.4	130.3	128.6	121.0

For the three and nine months ended September 30, 2026 and 2025, we did not have any material dilutive restricted shares.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Concentration of Credit Risk

As of September 30, 2026 and December 31, 2025, Chevron and its affiliates represented approximately 95% and 96%, respectively, of accounts receivable from contracts with customers. Total revenues attributable to Chevron were 96% and 95% for the three and nine months ended September 30, 2026, respectively, compared with 96% and 97% for the three and nine months ended September 30, 2025, respectively.

Note 9. Commitments and Contingencies

Environmental Contingencies

The Company is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2026 our reserves for all estimated remediation liabilities were $2.6 million in Accrued liabilities and $0.3 million in Other noncurrent liabilities, each in the accompanying unaudited consolidated balance sheet, compared with $1.4 million and $0.9 million, respectively, as of December 31, 2025.

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

Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows. Accordingly, as of September 30, 2026 and December 31, 2025, we did not have material accrued liabilities for legal contingencies.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2026
Revenues and other income	$217.8	$153.1	$39.2	$410.1	$-	$410.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	49.8	30.1	6.7	86.6	-	86.6
Depreciation expense	37.4	13.3	4.4	55.1	-	55.1
General and administrative expenses	3.0	0.6	0.2	3.8	2.2	6.0
Income from equity investments	-	2.4	-	2.4	-	2.4
Interest expense, net	-	-	-	-	53.6	53.6
Income tax expense	-	-	-	-	32.1	32.1
Adjusted EBITDA	165.0	124.8	32.3	322.1
Capital expenditures	16.5	4.9	0.1	21.5

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Three Months Ended September 30, 2025
Revenues and other income	$227.3	$159.6	$34.0	$420.9	$-	$420.9
Operating and maintenance expenses (exclusive of depreciation shown separately below)	58.6	29.2	10.3	98.1	-	98.1
Depreciation expense	34.5	17.7	4.4	56.6	-	56.6
General and administrative expenses	2.7	1.9	0.3	4.9	2.4	7.3
Income from equity investments	-	5.2	-	5.2	-	5.2
Interest expense, net	-	-	-	-	57.1	57.1
Income tax expense	-	-	-	-	31.5	31.5
Adjusted EBITDA	166.0	133.7	23.4	323.1
Capital expenditures	76.0	3.5	0.3	79.8

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2026
Revenues and other income	$631.7	$452.8	$114.7	$1,199.2	$-	$1,199.2
Operating and maintenance expenses (exclusive of depreciation shown separately below)	149.9	87.4	20.8	258.1	-	258.1
Depreciation expense	111.7	43.1	13.2	168.0	-	168.0
General and administrative expenses	9.9	2.9	0.8	13.6	5.8	19.4
Income from equity investments	-	11.7	-	11.7	-	11.7
Interest expense, net	-	-	-	-	163.5	163.5
Income tax expense	-	-	-	-	91.4	91.4
Adjusted EBITDA	471.9	374.2	93.1	939.2
Capital expenditures	48.0	14.4	0.1	62.5

	Gathering	Processing and Storage	Terminaling and Export	Total Reportable Segments	Interest and Other	Consolidated
(in millions)
For the Nine Months Ended September 30, 2025
Revenues and other income	$653.3	$465.3	$98.5	$1,217.1	$-	$1,217.1
Operating and maintenance expenses (exclusive of depreciation shown separately below)	163.7	87.5	26.6	277.8	-	277.8
Depreciation expense	99.6	47.2	13.1	159.9	-	159.9
General and administrative expenses	8.9	5.5	0.8	15.2	7.7	22.9
Income from equity investments	-	12.6	-	12.6	-	12.6
Interest expense, net	-	-	-	-	168.9	168.9
Income tax expense	-	-	-	-	83.6	83.6
Adjusted EBITDA	480.7	384.9	71.1	936.7
Capital expenditures	188.8	10.7	0.4	199.9

The following table presents a reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reconciliation of reportable segment Adjusted EBITDA to income before income tax expense:
Total reportable segment Adjusted EBITDA	$322.1	$323.1	$939.2	$936.7
Less:
Depreciation expense	55.1	56.6	168.0	159.9
Unallocated general and administrative expenses	2.2	2.4	5.8	7.7
Interest expense, net	53.6	57.1	163.5	168.9
Income before income tax expense	$211.2	$207.0	$601.9	$600.2

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	September 30, 2026	December 31, 2025
(in millions)
Gathering	$2,359.7	$2,413.7
Processing and Storage(1)	933.9	962.8
Terminaling and Export	221.6	230.8
Total reportable segments assets	3,515.2	3,607.3
Interest and Other	685.4	781.0
Total consolidated assets	$4,200.6	$4,388.3

(1) Includes investment in equity investees of $80.3 million as of September 30, 2026 and $81.5 million as of December 31, 2025.

Note 11. Subsequent Events

On October 26, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7985 per Class A Share for the quarter ended September 30, 2026. The distribution represents an increase of $0.0097 per Class A Share for the third quarter of 2026 as compared with the second quarter of 2026. The distribution will be payable on November 13, 2026, to shareholders of record as of the close of business on November 5, 2026. Simultaneously, the Partnership will make a distribution of $0.7985 per Class B Unit of the Partnership to our Sponsor.

As previously announced, on October 6, 2026, the Company and the Partnership entered into a definitive agreement with Chevron. The definitive agreement provides that the Company will acquire Chevron’s crude oil and natural gas gathering and processing and storage assets in the Denver Julesburg Basin (the “DJ Basin”). In addition, the Company will pay Chevron approximately $200 million in cash and Chevron will contribute to the Company 100% of its consolidated ownership interests in the Company, including 77,827,485 Class B units of the Partnership and 449,000 Class A shares of the Company, all of which will be canceled by the Company. Chevron will also contribute its ownership interests in the Company’s general partner. In exchange, the Company and Chevron agreed to amend their existing Bakken Commercial Agreements to, among other things, reduce crude oil and gas gathering and processing tariffs and fees payable by Chevron under the agreements. The crude oil gathering and terminal services agreement and gas gathering and processing agreement will have a primary term that expires December 31, 2045, and Chevron will have the right to extend the primary term for up to two additional five-year periods. The amended and restated water services agreements will each have a primary term that expires on December 31, 2032, and the Company will have the right to extend the primary term for an additional 10-year period, after which the agreements will automatically renew for successive one-year periods until terminated by either party. Certain Bakken Commercial Agreements will also include minimum revenue commitments until December 31, 2033. The transaction is expected to close by year-end 2026, subject to regulatory approvals and customary closing conditions. In connection with the closing, the Company and Chevron will also enter into a transition services agreement and an amended and restated secondment agreement. The transaction is expected to be accounted for under ASC 606 as a revenue contract modification, where the fair value of consideration received will be added to a contract liability associated with the Bakken Commercial Agreements and recognized to revenue through the end of the term of the agreements.

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

Recent Events. On October 6, 2026, the Company and the Partnership entered into a definitive agreement with Chevron. The definitive agreement provides that the Company will acquire Chevron’s crude oil and natural gas gathering and processing and storage assets in the Denver Julesburg Basin (the “DJ Basin”). In addition, the Company will pay Chevron approximately $200 million in cash and Chevron will contribute to the Company 100% of its consolidated ownership interests in the Company, including 77,827,485 Class B units of the Partnership and 449,000 Class A shares of the Company, all of which will be canceled by the Company. Chevron will also contribute its ownership interests in the Company’s general partner. In exchange, the Company and Chevron agreed to amend their existing Bakken Commercial Agreements to, among other things, reduce crude oil and gas gathering and processing tariffs and fees payable by Chevron under the agreements, and extend the term of the agreements. See Note 11, Subsequent Events in the Notes to Consolidated Financial Statements. The transaction is expected to close by year-end 2026, subject to regulatory approvals and customary closing conditions. See Part II, Item 1A Risk Factors for a discussion of risks related to the announced transaction.

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

Credit Ratings. At September 30, 2026, the Partnership’s senior unsecured debt is rated ‘BBB-’ by S&P Global Ratings and ‘Ba1’ by Moody’s Investors Service.

PART I – FINANCIAL INFORMATION (CONT’D)

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2026 included:

•
Consolidated net income of $179.1 million;
•
Net income attributable to Hess Midstream LP after deduction for noncontrolling interest of $99.4 million, or $0.77 basic earnings per Class A Share;
•
Net cash provided by operating activities of $267.9 million;
•
Adjusted EBITDA of $319.9 million;
•
Cash distribution of $0.7985 per Class A Share declared on October 26, 2026, an increase of $0.0097 per Class A Share for the third quarter of 2026 as compared with the second quarter of 2026.

Revenues and other income in the third quarter of 2026 were $410.1 million, down from $420.9 million in the prior‑year quarter, primarily due to lower throughput volumes, partially offset by higher tariff rates. Total operating costs and expenses in the third quarter of 2026 were $147.7 million, down from $162.0 million in the prior-year quarter, primarily due to lower charges under our omnibus and employee secondment agreements and lower maintenance expenses. Income from equity investments in the third quarter of 2026 was $2.4 million, down from $5.2 million in the prior‑year quarter, primarily due to lower volumes processed at the LM4 plant. Interest expense, net of interest income, in the third quarter of 2026 was $53.6 million, down from $57.1 million in the prior-year quarter, primarily due to reduced borrowings under the Company’s revolving credit facility. Income tax expense was $32.1 million, up from $31.5 million in the prior-year quarter as a result of changes in income attributable to the Company. As a result, consolidated net income increased $3.6 million while Adjusted EBITDA decreased $0.8 million for the third quarter of 2026 compared with the third quarter of 2025.

Throughput volumes decreased 10% for oil terminaling, 8% for gas processing and 4% for water gathering in the third quarter of 2026 compared with the third quarter of 2025, primarily due to lower production. Direct third-party volumes were relatively flat in the third quarter of 2026 compared with the third quarter of 2025.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Results of operations for the three months ended September 30, 2026 and 2025 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2026	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$211.1	$143.3	$37.7	$-	$392.1
Third-party services	6.7	9.8	0.1	-	16.6
Other income	-	-	1.4	-	1.4
Total revenues	217.8	153.1	39.2	-	410.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	49.8	30.1	6.7	-	86.6
Depreciation expense	37.4	13.3	4.4	-	55.1
General and administrative expenses	3.0	0.6	0.2	2.2	6.0
Total operating costs and expenses	90.2	44.0	11.3	2.2	147.7
Income (loss) from operations	127.6	109.1	27.9	(2.2)	262.4
Income from equity investments	-	2.4	-	-	2.4
Interest expense, net	-	-	-	53.6	53.6
Income (loss) before income tax expense	127.6	111.5	27.9	(55.8)	211.2
Income tax expense	-	-	-	32.1	32.1
Net income (loss)	127.6	111.5	27.9	(87.9)	179.1
Less: Net income (loss) attributable to noncontrolling interest	48.3	42.0	10.5	(21.1)	79.7
Net income (loss) attributable to Hess Midstream LP	$79.3	$69.5	$17.4	$(66.8)	$99.4

Throughput volumes
Gas gathering (MMcf/d)(1)	438				438
Crude oil gathering (MBbl/d)(2)	107				107
Gas processing (MMcf/d)(1)		427			427
Crude oil terminaling (MBbl/d)(2)			117		117
NGL loading (MBbl/d)(2)			17		17
Water gathering (MBbl/d)(2)	131				131

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP

Revenues
Affiliate services	$221.5	$151.4	$32.7	$-	$405.6
Third-party services	5.8	8.2	-	-	14.0
Other income	-	-	1.3	-	1.3
Total revenues	227.3	159.6	34.0	-	420.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	58.6	29.2	10.3	-	98.1
Depreciation expense	34.5	17.7	4.4	-	56.6
General and administrative expenses	2.7	1.9	0.3	2.4	7.3
Total operating costs and expenses	95.8	48.8	15.0	2.4	162.0
Income (loss) from operations	131.5	110.8	19.0	(2.4)	258.9
Income from equity investments	-	5.2	-	-	5.2
Interest expense, net	-	-	-	57.1	57.1
Income (loss) before income tax expense	131.5	116.0	19.0	(59.5)	207.0
Income tax expense	-	-	-	31.5	31.5
Net income (loss)	131.5	116.0	19.0	(91.0)	175.5
Less: Net income (loss) attributable to noncontrolling interest	49.4	43.6	7.2	(22.4)	77.8
Net income (loss) attributable to Hess Midstream LP	$82.1	$72.4	$11.8	$(68.6)	$97.7

Throughput volumes
Gas gathering (MMcf/d)(1)	480				480
Crude oil gathering (MBbl/d)(2)	123				123
Gas processing (MMcf/d)(1)		462			462
Crude oil terminaling (MBbl/d)(2)			130		130
NGL loading (MBbl/d)(2)			18		18
Water gathering (MBbl/d)(2)	137				137

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income decreased $9.5 million in the third quarter of 2026 compared to the third quarter of 2025, of which, $13.3 million is attributable to lower gas gathering physical volumes delivered by Chevron, $4.3 million is attributable to lower crude oil gathering physical volumes delivered by Chevron, $0.9 million is attributable to lower water gathering and disposal revenue and $0.3 million attributable to lower pass‑through revenue. These decreases are partially offset by $5.3 million attributable to higher MVC revenue recognized in the third quarter of 2026, $3.7 million attributable to higher tariff rates and $0.3 million attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) decreased $8.8 million, of which $5.7 million is due to lower employee costs charged to us under our omnibus and employee secondment agreements and $3.1 million is due to lower maintenance activity. Depreciation expense increased $2.9 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income decreased $6.5 million in the third quarter of 2026 compared to the third quarter of 2025, of which $13.3 million is attributable to lower gas processing physical volumes delivered by Chevron, partially offset by $3.7 million attributable to higher tariff rates, $1.9 million attributable to higher pass‑through revenue and $1.2 million attributable to services provided directly to third parties.

Operating and maintenance expenses (exclusive of depreciation) increased $0.9 million, of which $1.9 million is due to higher passthrough costs, partially offset by $1.0 million primarily due to lower employee costs charged to us under our omnibus and employee secondment agreements. Depreciation expense decreased $4.4 million primarily due to suspension of the Capa gas plant project and related engineering cost write off in prior-year quarter.

Income from equity investments decreased $2.8 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to lower volumes processed at the LM4 plant.

Terminaling and Export

Revenues and other income increased $5.2 million in the third quarter of 2026 compared to the third quarter of 2025, of which $7.0 million is attributable to higher tariff rates, $1.2 million is attributable to higher MVC revenue and $0.2 million is attributable to services provided directly to third parties. These increases were partially offset by $3.2 million attributable to lower physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) decreased $3.6 million, of which $1.8 million is due to lower employee costs charged to us under our omnibus and employee secondment agreements and $1.8 million is due to lower maintenance activity.

Interest and Other

Interest expense, net of interest income, decreased $3.5 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to reduced borrowings under the Company’s revolving credit facility.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Results of operations for the nine months ended September 30, 2026 and 2025 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2026	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$612.2	$422.5	$110.3	$-	$1,145.0
Third-party services	19.5	30.3	0.3	-	50.1
Other income	-	-	4.1	-	4.1
Total revenues	631.7	452.8	114.7	-	1,199.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	149.9	87.4	20.8	-	258.1
Depreciation expense	111.7	43.1	13.2	-	168.0
General and administrative expenses	9.9	2.9	0.8	5.8	19.4
Total operating costs and expenses	271.5	133.4	34.8	5.8	445.5
Income (loss) from operations	360.2	319.4	79.9	(5.8)	753.7
Income from equity investments	-	11.7	-	-	11.7
Interest expense, net	-	-	-	163.5	163.5
Income (loss) before income tax expense	360.2	331.1	79.9	(169.3)	601.9
Income tax expense	-	-	-	91.4	91.4
Net income (loss)	360.2	331.1	79.9	(260.7)	510.5
Less: Net income (loss) attributable to noncontrolling interest	136.0	124.9	30.1	(63.9)	227.1
Net income (loss) attributable to Hess Midstream LP	$224.2	$206.2	$49.8	$(196.8)	$283.4

Throughput volumes
Gas gathering (MMcf/d)(1)	441				441
Crude oil gathering (MBbl/d)(2)	106				106
Gas processing (MMcf/d)(1)		430			430
Crude oil terminaling (MBbl/d)(2)			118		118
NGL loading (MBbl/d)(2)			16		16
Water gathering (MBbl/d)(2)	122				122

(1) Million cubic feet per day

(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2025	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream LP
Revenues
Affiliate services	$642.6	$447.3	$95.3	$-	$1,185.2
Third-party services	10.7	18.0	0.2	-	28.9
Other income	-	-	3.0	-	3.0
Total revenues	653.3	465.3	98.5	-	1,217.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	163.7	87.5	26.6	-	277.8
Depreciation expense	99.6	47.2	13.1	-	159.9
General and administrative expenses	8.9	5.5	0.8	7.7	22.9
Total operating costs and expenses	272.2	140.2	40.5	7.7	460.6
Income (loss) from operations	381.1	325.1	58.0	(7.7)	756.5
Income from equity investments	-	12.6	-	-	12.6
Interest expense, net	-	-	-	168.9	168.9
Income (loss) before income tax expense	381.1	337.7	58.0	(176.6)	600.2
Income tax expense	-	-	-	83.6	83.6
Net income (loss)	381.1	337.7	58.0	(260.2)	516.6
Less: Net income (loss) attributable to noncontrolling interest	163.2	144.7	24.9	(75.8)	257.0
Net income (loss) attributable to Hess Midstream LP	$217.9	$193.0	$33.1	$(184.4)	$259.6

Throughput volumes
Gas gathering (MMcf/d)(1)	459				459
Crude oil gathering (MBbl/d)(2)	122				122
Gas processing (MMcf/d)(1)		445			445
Crude oil terminaling (MBbl/d)(2)			131		131
NGL loading (MBbl/d)(2)			16		16
Water gathering (MBbl/d)(2)	134				134

(1) Million cubic feet per day

(2) Thousand barrels per day

Gathering

Revenues and other income decreased $21.6 million in the first nine months of 2026 compared to the first nine months of 2025, of which $34.7 million is attributable to lower gas gathering physical volumes delivered by Chevron, $13.0 million is attributable to lower crude oil gathering physical volumes delivered by Chevron and $5.1 million is attributable to lower water gathering and disposal revenue. These decreases are partially offset by $11.8 million attributable to higher tariff rates, $6.8 million attributable to services provided directly to third parties, $6.7 million attributable to higher MVC revenue recognized in the first nine months of 2026 and $5.9 million attributable to higher pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) decreased $13.8 million, of which $16.3 million is due to lower employee costs charged to us under our omnibus and employee secondment agreements and $3.4 million is primarily due to lower maintenance activity. These decreases are partially offset by $5.9 million due to higher pass‑through costs, including produced water trucking and disposal and electricity fees. Depreciation expense increased $12.1 million due to new gathering assets brought into service.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income decreased $12.5 million in the first nine months of 2026 compared to the first nine months of 2025, of which $37.6 million is attributable to lower gas processing physical volumes delivered by Chevron, partially offset by $11.5 million attributable to higher tariff rates, $11.2 million attributable to services provided directly to third parties and $2.4 million attributable to higher pass‑through revenue.

Operating and maintenance expenses (exclusive of depreciation) remained flat as higher pass-through costs were offset by lower employee costs charged to us under our omnibus and employee secondment agreements. Depreciation expense decreased $4.1 million primarily due to suspension of the Capa gas plant project and related engineering cost write off in the first nine months of 2025. General and administrative expenses decreased $2.6 million due to lower employee costs charged to us under our omnibus and employee secondment agreements

Terminaling and Export

Revenues and other income increased $16.2 million in the first nine months of 2026 compared to the first nine months of 2025, of which $20.8 million is attributable to higher tariff rates, $2.3 million is attributable to higher MVC revenue and $1.2 million is attributable to services provided directly to third parties, partially offset by $8.1 million attributable to lower physical volumes delivered by Chevron.

Operating and maintenance expenses (exclusive of depreciation) decreased $5.8 million, of which $4.6 million is due to lower employee costs charged to us under our omnibus and employee secondment agreements and $1.2 million is due to lower maintenance activity.

Interest and Other

Interest expense, net of interest income, decreased $5.4 million in the first nine months of 2026 compared to the first nine months of 2025, of which $2.8 million is attributable to lower interest on our senior unsecured notes and $2.0 million is attributable to extinguishment loss, each related to the early redemption of $800.0 million 5.625% fixed-rate senior unsecured notes in the prior year. Additionally, $2.0 million of the decrease is attributable to lower interest on lower borrowings under our Credit Facilities, partially offset by $1.4 million attributable to lower interest income.

Income tax expense increased $7.8 million in the first nine months of 2026 compared to the first nine months of 2025 as a result of changes in income attributable to the Company.

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

On October 6, 2026, the Company and the Partnership entered into a definitive agreement with Chevron. The definitive agreement provides that the Company will acquire Chevron’s crude oil and natural gas gathering and processing and storage assets in the DJ Basin. In addition, the Company will pay Chevron approximately $200 million in cash and Chevron will contribute to the Company 100% of its consolidated ownership interests in the Company, including 77,827,485 Class B units of the Partnership and 449,000 Class A shares of the Company, all of which will be canceled by the Company. Chevron will also contribute its ownership interests in the Company’s general partner. In exchange, the Company and Chevron agreed to amend their existing Bakken Commercial Agreements to, among other things, reduce crude oil and gas gathering and processing tariffs and fees payable by Chevron under the agreements, and extend the term of the agreements. See Note 11, Subsequent Events in the Notes to Consolidated Financial Statements. The transaction is expected to close by year-end 2026, subject to regulatory approvals and customary closing conditions. See Part II, Item 1A Risk Factors for a discussion of risks related to the announced transaction.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measure

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$179.1	$175.5	$510.5	$516.6
Plus:
Depreciation expense	55.1	56.6	168.0	159.9
Interest expense, net	53.6	57.1	163.5	168.9
Income tax expense	32.1	31.5	91.4	83.6
Adjusted EBITDA	$319.9	$320.7	$933.4	$929.0

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$267.9	$258.9	$799.8	$738.2
Changes in assets and liabilities	4.5	8.9	(19.2)	36.9
Amortization of deferred financing costs	(3.1)	(3.0)	(9.1)	(11.1)
Interest expense, net	53.6	57.1	163.5	168.9
Distribution from equity investments	(5.3)	(5.5)	(12.9)	(15.1)
Income from equity investments	2.4	5.2	11.7	12.6
Other	(0.1)	(0.9)	(0.4)	(1.4)
Adjusted EBITDA	$319.9	$320.7	$933.4	$929.0

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

Credit Facilities

For information related to the Company's Credit Facilities, see Note 5, Debt and Interest Expense in the Notes to Consolidated Financial Statements.

Cash Flows

Operating Activities. Net cash provided by operating activities increased $61.6 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in cash provided by changes in working capital of $56.1 million and a decrease in expenses, other than depreciation, amortization, equity-based compensation and other non-cash gains and losses of $25.6 million, partially offset by a decrease in revenues and other income of $17.9 million and a decrease in distributions received from equity investments of $2.2 million.

Investing Activities. Net cash used in investing activities decreased $111.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by completion of our multi-year projects for expansion of compression capacity and the timing of payments for additions to property, plant, and equipment related to ongoing capital projects.

Financing Activities. Net cash used in financing activities increased $175.0 million for the nine months ended September 30, 2026, compared to the same period in 2025. In the first nine months of 2026, net repayments of our revolving credit facility balances were $158.0 million compared to $341.0 million of borrowings in the first nine months of 2025, and repayments of the term loan were $22.5 million compared to $15.0 million, respectively. The prior period also included impacts of refinancing of senior unsecured notes of $12.5 million. In addition, in the first nine months of 2026, we spent $342.0 million less for share and unit repurchases and paid higher distributions to shareholders and noncontrolling interests of $23.0 million compared to the same period in 2025.

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

The following table sets forth a summary of capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended September 30,
	2026	2025
(in millions)
Total capital expenditures	$62.5	$199.9
(Increase) decrease in accrued capital expenditures	10.7	11.2
(Increase) decrease in capital expenditures included in accounts payable - affiliate	4.4	(22.2)
Additions to property, plant and equipment	$77.6	$188.9

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

Forward-looking statements relating to the Company’s operations, assets, and strategy are based on management’s current expectations, assessments, estimates, projections and assumptions about the industry. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, many of which are beyond the Company’s control and difficult to predict. Therefore, actual outcomes and results may differ materially from our current projections or expectations of future results expressed or forecasted by these forward-looking statements. Among the important factors that could cause actual results to differ materially from those in our forward-looking statements are:

•
the proposed transaction (“Transaction”) contemplated by the purchase and sale agreement dated October 6, 2026 (“Purchase Agreement”) may not close on the anticipated timeline or at all;
•
our ability to efficiently integrate the DJ Basin assets into our portfolio pursuant to the Transaction;
•
risks and uncertainties associated with Chevron continuing to provide employees and services to us under the amended secondment and employee transition agreement and transition services agreement pursuant to the Transaction;
•
diversion of management time on issues relating to the Transaction; unforeseen expenses associated with the Transaction;
•
the expected tax treatment of the Transaction and the tax implications of the Transaction for the Company and its shareholders;
•
the effects of the Transaction, including on our future financial condition, results of operations, strategy and plans;
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
•
our ability to refinance our existing indebtedness;
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

PART I – FINANCIAL INFORMATION (CONT’D)

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

In the normal course of our business, we are exposed to market risks related to changes in interest rates. Our financial risk management activities may include transactions designed to reduce risk by reducing our exposure to interest rate movements. Interest rate swaps may be used to convert interest payments on certain long‑term debt. At September 30, 2026, we did not have in place any derivative instruments to hedge any exposure to changes in interest rates.

At September 30, 2026, our total debt had a carrying value of $3,599.0 million and a fair value of approximately $3,562.3 million, based on Level 2 inputs in the fair value measurement hierarchy. A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $63.1 million or $64.8 million, respectively. The carrying value of the amounts under our Term Loan A facility and revolving credit facility at the quarter-end approximated their fair value. Any changes in interest rates do not impact cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity. Our exposure to market risk related to changes in interest rates has not materially changed from what we previously disclosed in our 2025 Annual Report.

Item 4. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, Jonathan C. Stein, Chief Executive Officer, and Michael J. Chadwick, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2026.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Due to the Transaction announced on October 6, 2026, there have been material changes to the risk factors included under Part I, Item 1A. Risk Factors in our 2025 Annual Report. For a complete discussion of the Company’s risk factors, refer to the section entitled “Risk Factors” in Part I, Item 1A. Risk Factors in our 2025 Annual Report and the following risk factors:

Risks Related to the Transaction

Completion of the Transaction is subject to a number of conditions, and if these conditions are not satisfied or waived, the Transaction will not be completed. Failure to complete, significant delays in completing, or significant or unexpected costs and expenses or tax consequences relating to the Transaction could negatively affect the trading prices of our Class A Shares and our future business and financial results.

Completion of the Transaction is subject to satisfaction or waiver of certain closing conditions, including (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other required approvals of governmental authorities, (ii) the absence of any order, injunction or law prohibiting consummation of the Transaction, (iii) the receipt of the required consent under the Purchase Agreement, (iv) with respect to our obligation to consummate the Transaction, the consummation of certain pre-closing restructuring transactions by Chevron and (v) the absence of any material adverse effect since the date of the Purchase Agreement. The obligation of each party to consummate the Transaction is also conditioned upon the other party having performed in all material respects its obligations under the Purchase Agreement and the other party’s representations and warranties in the Purchase Agreement being true and correct (subject to certain materiality qualifiers). Either we or Chevron may terminate the Purchase Agreement if the closing has not occurred by October 6, 2027, which date will automatically be extended to April 6, 2028 if the regulatory and no-injunction conditions have not been satisfied, provided that the terminating party is not then in default under the Purchase Agreement. There can be no assurance that the conditions to the completion of the Transaction will be satisfied or waived or that the Transaction will be completed.

Failure to complete, significant delays in completing, or significant or unexpected costs and expenses or tax consequences relating to the Transaction could negatively affect the trading prices of our Class A Shares and our future business and financial results. We may be subject to several risks, including the following:

•
negative reactions from financial markets, including declines in the prices of our Class A Shares;
•
having to pay certain significant or unexpected costs and expenses relating to the Transaction or realizing significant unexpected tax consequences associated with the Transaction; and
•
the diversion of our management’s attention to the Transaction rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

We may not realize the anticipated benefits of the Transaction.

Under the terms of the Purchase Agreement, in exchange for the interests to be acquired, we will pay Chevron approximately $200 million in cash and will amend the existing Bakken Commercial Agreements to, among other things, reduce crude oil and gas gathering and processing tariffs and fees payable by Chevron under the agreements, which is expected to reduce our annual revenues or cash flows under those agreements.

Our ability to realize the anticipated benefits of the Transaction will depend on, among other things, our ability to integrate and operate the DJ Basin assets, the performance of our new and amended Bakken Commercial Agreements as well as the commercial agreements related to the DJ Basin assets, and our ability to transition into an independent midstream company. If we are unable to realize the anticipated benefits of the Transaction, or if we incur unanticipated liabilities, our business, financial condition, results of operations and ability to make distributions could be adversely affected.

PART II – OTHER INFORMATION (CONT’D)

We will be subject to business uncertainties while the Transaction is pending, and we will have limited ability to control the businesses to be acquired prior to closing, which could adversely affect our business.

Uncertainty about the effect of the Transaction, including with respect to employees, customers, suppliers and others that do business with us or with the businesses to be acquired and our go-forward status as a standalone, independent midstream company, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel, including the Chevron employees seconded to us and the employees expected to transfer to us in connection with or following the closing of the Transaction, and could cause those that transact with us or with such businesses to seek to change their existing business relationships. Although the Purchase Agreement requires Chevron to cause such businesses to operate in the ordinary course and restricts Chevron from taking certain specified actions without our consent and the consent of the conflicts committee of the board of directors of our general partner, these restrictions are subject to exceptions, including for actions required by law, actions taken pursuant to approved budgets and actions taken in emergencies. The Purchase Agreement also requires us to devote resources to obtaining regulatory clearances and any required third-party consents and to taking other actions necessary to complete the Transaction, which, together with the substantial time and other resources our management will devote to the Transaction, may prevent us from pursuing attractive business opportunities prior to the completion of the Transaction.

Following the closing, we will rely on Chevron for transition services and seconded employees, and our separation from Chevron may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our shareholders.

Following the closing, certain Chevron affiliates will provide administrative and operational services to us, including accounting and finance, treasury, human resources, information technology, land, procurement and health, safety and environment support, under a transition services agreement at cost for a transition period of up to 24 months, and Chevron will continue to provide seconded employees to us for up to a 24-month transition period under an amended and restated secondment agreement. Creating a standalone structure will require us to, among other things, separate our technology systems and data from those of Chevron, hire or retain qualified personnel to replace services and employees previously provided by Chevron, and transition away from the “Hess” name, all of which may divert management’s attention from our existing business. If we are unable to replace these services and personnel on a timely basis or on comparable terms, or if other unanticipated liabilities or costs materialize, the desired benefits from our efforts to operate independently from Chevron may not be realized, which could have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our shareholders.

Following the closing, Chevron will no longer hold an ownership interest in us, which may reduce its incentive to support our operations.

We believe that Chevron, through its significant economic interest in us, has been motivated to promote and support the successful execution of our business plan. As a result of the Transaction, we will acquire all of Chevron’s ownership interests in us and our general partner, and such interests (other than the interests in our general partner) will be cancelled. Following the closing, although Chevron will remain our principal customer, Chevron may be less incentivized to support the continued growth of our business, which could have a material adverse effect on our business, results of operations, financial position and ability to grow or make cash distributions to our shareholders.

We may become subject to lawsuits relating to the Transaction, which could adversely affect our business, financial condition and operating results.

We, our general partner and/or our respective directors and officers may become subject to lawsuits relating to the Transaction. Such litigation is common in connection with transactions between publicly traded partnerships and their sponsors or other affiliates, regardless of the merits of the underlying transaction. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results. In addition, if a lawsuit results in an injunction or order prohibiting the consummation of the Transaction, the Transaction may be delayed or may not be completed.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION (CONT’D)

Item 6. Exhibits

Exhibits

2.1*†

Purchase and Sale Agreement, dated as of October 6, 2026, by and among Noble Energy, Inc., CMH NewCo LLC, Hess Investments North Dakota LLC, Hess Midstream Operations LP and Hess Midstream LP (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 8, 2026)

10.1#

Offer Letter, dated as of October 6, 2026, by and between Hess Midstream LP and Jonathan C. Stein (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 8, 2026)

31.1**	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
31.2**	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
32.1***	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2***	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)**	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

† The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

# Compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith

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

Date: November 5, 2026